Form 10-Q
period 1994-02-28
LILLY INDUSTRIES INC
filed 1994-04-14
CIK 59479

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


                For the quarter ended February 28, 1994

                     Commission file number 0-6953


                        LILLY INDUSTRIES, INC.

        (Exact name of registrant as specified in its charter)




           INDIANA                                 35-0471010
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)





                         733 SOUTH WEST STREET
                     INDIANAPOLIS, INDIANA  46225
          (Address of principal executive offices) (Zip Code)

          Registrant's telephone number, including area code:
                             (317) 687-6700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X    No



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Number of shares outstanding at March 31, 1994:

                Class A Common             14,885,000
                Class B Common                225,000

                     PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                      Three Months Ended
                                                February 28  February 28
                                                       1994        1993
                                                ______________________

Net sales                                        $73,972      $54,524

Costs and expenses:
 Cost of products sold                            49,731       36,399
 Selling, administrative and general              14,899       11,268
 Research and development                          3,340        2,709
                                                 -------      -------

                                                  67,970       50,376
                                                 -------      -------

                 OPERATING INCOME                  6,002        4,148

Other income (expense):
 Interest income and sundry                           18           98
 Interest expense                                   (603)        (302)
                                                 -------      -------

                                                    (585)        (204)
                                                 -------      -------

                 INCOME BEFORE INCOME TAXES        5,417        3,944

Income Taxes                                       2,276        1,656
                                                 -------      -------

                 NET INCOME                      $ 3,141      $ 2,288
                                                 =======      =======

Cash dividends per share--Note B                 $ 0.090      $ 0.087
                                                 =======      =======
Average number of shares and equivalent shares
 of capital stock outstanding--Note B             15,480       15,241
                                                 =======      =======

Net income per share--Note B                     $  0.20      $  0.15
                                                 =======      =======

See notes to consolidated condensed financial statements.
/TABLE

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                February 28  November 30
                                                   1994         1993
                                                ________________________

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                       $  7,956    $  7,384
 Short-term investments                                75          75
 Accounts receivable, less allowances
  for doubtful accounts (2/28/94, $1,383;
  11/30/93, $1,353)                                39,326    $ 39,936
 Inventories--Note C                               22,904      22,727
 Prepaid expenses                                     895          99
                                                 --------    --------

                 TOTAL CURRENT ASSETS              71,156      70,221


OTHER ASSETS                                        7,483       7,576

INTANGIBLE ASSETS                                  54,277      55,471

PROPERTY AND EQUIPMENT
 Land                                               3,966       3,910
 Buildings and equipment                           67,126      65,895
 Allowances for depreciation (deduction)          (36,970)    (36,029)
                                                 --------    --------
                                                   34,122      33,776
                                                 --------    --------

                                                 $167,038    $167,044
                                                 ========    ========







See notes to consolidated condensed financial statements.
/TABLE

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                February 28  November 30
                                                   1994         1993
                                                ________________________

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                $ 23,327    $ 24,872
 Salaries, wages, commissions and
  related items                                     5,919       7,341
 State and local taxes                                411         273
 Federal income taxes                               2,026         985
 Current portion of long-term debt                  4,436       3,480
                                                 --------    --------

                 TOTAL CURRENT LIABILITIES         36,119      36,951


LONG TERM DEBT                                     39,001      40,621

OTHER LIABILITIES                                   8,469       8,344

SHAREHOLDERS' EQUITY
 Capital stock:
  Class A (limited voting)                         14,798      14,705
  Class B (voting)                                    300         300
 Additional capital                                71,475      70,635
 Retained earnings                                 22,759      20,970
 Currency translation adjustments                      12         105
 Cost of capital stock in treasury
  (deduction)                                     (25,895)    (25,587)
                                                 --------    --------
                                                   83,449      81,128
                                                 --------    --------
                                                 $167,038    $167,044
                                                 ========    ========






See notes to consolidated condensed financial statements
/TABLE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                           Three Months Ended
                                                     February 28  February 28
                                                        1994         1993
                                                     ________________________
OPERATING ACTIVITIES
 Net income                                           $ 3,141      $ 2,288
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                        1,095          988
    Amortization of intangibles                         1,113          508
    Deferred income taxes                                 (48)        (439)
    Changes in operating assets and liabilities:
      Accounts receivable                                 610       (1,767)
      Inventories                                        (177)      (1,266)
      Prepaid expenses                                   (796)        (587)
      Accounts payable and accrued expenses            (2,829)        (506)
      Income taxes                                      1,041         (476)
    Sundry                                               (201)        (167)
                                                      -------      -------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES  2,949       (1,424)

INVESTING ACTIVITIES
 Purchases of property and equipment                   (1,464)      (1,191)
 Proceeds from maturities of short-term investments         0        2,417
 Sundry                                                 1,103          359
                                                      -------      -------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES   (361)       1,585

FINANCING ACTIVITIES
 Cash dividends paid                                   (1,352)      (1,285)
 Principal payments on short-term and
  long-term borrowings                                   (664)      (1,081)
                                                       -------    --------
      NET CASH USED BY FINANCING ACTIVITIES            (2,016)      (2,366)

                                                      -------     --------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    572       (2,205)

Cash and cash equivalents at beginning of year          7,384        8,334
                                                      -------     --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 7,956      $ 6,129
                                                      =======     ========




See notes to consolidated condensed financial statements.
/TABLE

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES

FEBRUARY 28, 1994

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1993.


NOTE B--SHARE AND PER SHARE AMOUNTS

Share and per share amounts have been adjusted to reflect the three-for-two stock split in March, 1993. Equivalent shares of capital stock represent additional shares assumed issued upon exercise of stock options.


NOTE C--INVENTORIES


The principal inventory classifications are summarized as follows
(in thousands):

                                        February 28    November 30
                                           1994            1993

      Finished products                 $ 13,046        $ 12,971
      Raw materials                       17,721          17,619
                                        --------        --------
                                          30,767          30,590
      Less adjustment of certain
      inventories to last in,
      first out (LIFO) basis               7,863           7,863
                                        --------        --------

                                        $ 22,904        $ 22,727
                                        ========        ========

The Company uses the LIFO method in inventory valuation for approximately 85% of inventories where an actual valuation can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The Company estimates the annual adjustment for LIFO and allocates it to quarters based on actual inflation experienced in a quarter as it relates to anticipated inflation for the year.

NOTE D--ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
NO. 106

During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires accrual accounting for the expected cost of providing postretirement health care benefits to retirees. Prior to fiscal 1994, the Company recognized the cost of these benefits as claims were paid. Expense recognized under SFAS No. 106 is not materially different from expense recognized prior to 1994 using the cash basis.

The Company provides health care benefits to retirees meeting certain eligibility requirements. Eligibility is based on age and years of service. Retirees participate in the cost of these benefits through contributions and other cost sharing features such as deductibles and coinsurance, which are subject to periodic adjustment by the Company. Funding of benefits is provided by the Company and retiree contributions.

The accumulated postretirement benefit obligation resulting from the adoption of SFAS No. 106 is $4.8 million ($2.8 million net of tax) and is being amortized over 20 years. The accumulated postretirement benefit obligation was determined using a discount rate of 8.5%.

The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12% in 1994 and is assumed to decrease gradually to 6% in the year 2000 and finally to 5.5% in the year 2019 and thereafter. A one percent increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by approximately 3%.


NOTE E--ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
NO. 109

During the first quarter of fiscal 1994, the Company adopted
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The effect of adopting this accounting standard was not material.

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition.

Sales and earnings for the 1994 first quarter were new record first quarter highs and consistent with expectations. For the three months ended February 28, 1994, sales increased 36% to $74.0 million compared to $54.5 million for the first quarter 1993. Net income increased 37% to $3.1 million, or 20 cents per share, up from $2.3 million, or 15 cents per share, for last year's first quarter.

All major markets showed sales improvement during the quarter with most of the sales gain attributable to the business acquired in mid-year 1993. In addition, sales growth continues for non-acquisition business reflecting strengthening demand from an improving economy.

Higher operating expenses for the first quarter relate to increased business volume. Integration of the acquired business into our existing facilities is now in the final stage of completion.

On March 25, 1994 the Board of Directors declared the 221st consecutive quarterly cash dividend. The dividend of 10 cents per share is payable July 1, 1994 to shareholders of record on June 10, 1994.

We anticipate a continuing trend of improved performance for the remainder of 1994.



                      PART II:  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.


(a)   The following exhibit is included herein:

      EXHIBIT 11      Computation of Earnings Per Share


(b) The Company did not file any reports on Form 8-K during the three months ended February 28, 1994.

                              SIGNATURES
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           LILLY INDUSTRIES, INC.  (Registrant)

April 13, 1994

                           /s/  Douglas W. Huemme
                                Chairman, President and
                                Chief Executive Officer



                           PRINCIPAL FINANCIAL OFFICER


April 13, 1994
                           /s/  Roman J. Klusas
                                Vice President and
                                Chief Financial Officer

EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE


LILLY INDUSTRIES, INC.
(In thousands, except per share data)

                               Three Months Ended

                              February 28  February 28
                                 1994      1993

Primary:
 Average shares outstanding--
  Note A                        15,050    14,833

 Net income                    $ 3,141   $ 2,288
 Net income per common share--
  Note A                       $  0.21   $  0.15
                               =======   =======

Average shares outstanding--
 Note A                         15,050    14,833
Dilutive stock options based
 on treasury stock method
 using average market
 price--Note A                     418       381
                               -------   -------
                                15,468    15,214

 Net income                    $ 3,141   $ 2,288
 Net income per common
  and common equivalent
  share--Note A                $  0.20   $  0.15
                               =======   =======

Fully diluted:
 Average shares outstanding--
  Note A                        15,050    14,833
 Dilutive stock options based
  on the treasury stock
  method using the higher
  of quarter end or average
  market price--Note A             430       408
                               -------   -------
                                15,480    15,241

 Net income                    $ 3,141   $ 2,288
 Net income per common
  and common equivalent
  share--Note A                $  0.20   $  0.15
                               =======   =======

Note A--Share and per share amounts have been adjusted to reflect the three-for-two stock split in March, 1993.
