Form 10-Q
period 1994-05-31
LILLY INDUSTRIES INC
filed 1994-07-14
CIK 59479

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended May 31, 1994
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

                            Yes   X    No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


              Number of shares outstanding at June 30, 1994:

               Class A Common           22,367,000
               Class B Common              323,000

                       PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                Three Months Ended
                                                 May 31     May 31
                                                  1994       1993
                                                _____________________

Net sales                                       $84,520     $65,825

Costs and expenses:
 Cost of products sold                           54,796      42,701
 Selling, administrative and general             15,807      12,840
 Research and development                         3,282       2,869
                                                -------     -------

                                                 73,885      58,410
                                                -------     -------

   OPERATING INCOME                              10,635       7,415

Other income (expense):
 Interest income and sundry                          70          51
 Interest expense                                  (730)       (385)
                                                -------     -------

                                                   (660)       (334)
                                                -------     -------

   INCOME BEFORE INCOME TAXES                     9,975       7,081

Income Taxes                                      4,189       2,975
                                                -------     -------

   NET INCOME                                   $ 5,786     $ 4,106
                                                =======     =======

Cash dividends per share--Note B                $ 0.067     $ 0.060
                                                =======     =======
Average number of shares and equivalent shares
 of capital stock outstanding--Note B            23,300      22,935
                                                =======     =======

Net income per share--Note B                    $  0.25     $  0.18
                                                =======     =======

See notes to consolidated condensed financial statements.
/TABLE

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                   Six Months Ended
                                                  May 31     May 31
                                                   1994       1993
                                                _____________________

Net sales                                       $158,492    $120,349

Costs and expenses:
 Cost of products sold                           104,527      79,100
 Selling, administrative and general              30,706      24,108
 Research and development                          6,622       5,578
                                                --------    --------

                                                 141,855     108,786
                                                --------     -------

   OPERATING INCOME                               16,637      11,563

Other income (expense):
 Interest income and sundry                           88         149
 Interest expense                                 (1,333)       (687)
                                                --------    --------

                                                  (1,245)       (538)
                                                --------    --------

   INCOME BEFORE INCOME TAXES                     15,392      11,025

Income Taxes                                       6,465       4,631
                                                --------    --------

   NET INCOME                                   $  8,927    $  6,394
                                                ========    ========

Cash dividends per share--Note B                $ 0.127     $ 0.118
                                                =======     =======
Average number of shares and equivalent
 shares of capital stock outstanding
 --Note B                                        23,260      22,900
                                                =======     =======

Net income per share--Note B                    $  0.38     $  0.28
                                                =======     =======

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                 May 31   November 30
                                                   1994       1993
                                                _____________________

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                      $ 14,700    $  7,384
 Short-term investments                               75          75
 Accounts receivable, less allowances
  for doubtful accounts (5/31/94, $1,693;
  11/30/93, $1,353)                               41,893    $ 39,936
 Inventories--Note C                              22,479      22,727
 Prepaid expenses                                    744          99
                                                --------    --------

   TOTAL CURRENT ASSETS                           79,891      70,221


OTHER ASSETS                                       8,344       7,576

INTANGIBLE ASSETS                                 53,040      55,471

PROPERTY AND EQUIPMENT
 Land                                              4,017       3,910
 Buildings and equipment                          68,941      65,895
 Allowances for depreciation (deduction)         (37,961)    (36,029)
                                                --------    --------
                                                  34,997      33,776
                                                --------    --------

                                                $176,272    $167,044
                                                ========    ========




See notes to consolidated condensed financial statements.
/TABLE

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                 May 31   November 30
                                                   1994       1993
                                                _____________________

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                               $ 27,735    $ 24,872
 Salaries, wages, commissions and
  related items                                    6,056       7,341
 State and local taxes                               669         273
 Federal income taxes                              2,268         985
 Current portion of long-term debt                11,438       3,480
                                                --------    --------

   TOTAL CURRENT LIABILITIES                      48,166      36,951


LONG TERM DEBT                                    31,389      40,621

OTHER LIABILITIES                                  9,184       8,344

SHAREHOLDERS' EQUITY
 Capital stock:
  Class A (limited voting)                        14,814      14,705
  Class B (voting)                                   300         300
 Additional capital                               71,610      70,635
 Retained earnings                                27,035      20,970
 Currency translation adjustments                   (244)        105
 Cost of capital stock in treasury
  (deduction)                                    (25,982)    (25,587)
                                                --------    --------
                                                  87,533      81,128
                                                --------    --------
                                                $176,272    $167,044
                                                ========    ========




See notes to consolidated condensed financial statements
/TABLE

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                  Six Months Ended
                                                 May 31      May 31
                                                  1994         1993
                                                _______________________
OPERATING ACTIVITIES
 Net income                                     $ 8,927      $ 6,394
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                  2,370        1,980
    Amortization of intangibles                   2,183        1,174
    Deferred income taxes                           (98)        (591)
    Changes in operating assets and liabilities
     net of effects from acquired business:
      Accounts receivable                        (1,957)      (6,449)
      Inventories                                   248        1,177
      Prepaid expenses                             (645)        (525)
      Accounts payable and accrued expenses       1,974          621
      Income taxes                                1,283         (460)
    Sundry                                          166         (511)
                                                -------      -------
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES                          14,451        2,810

INVESTING ACTIVITIES
 Purchases of property and equipment             (3,669)      (2,522)
 Payment for acquired business                        0        (37,500)
 Proceeds from maturities of short-term
     investments                                      0        2,417
 Sundry                                             675         (131)
                                                -------      -------
   NET CASH USED BY INVESTING ACTIVITIES         (2,994)     (37,736)

FINANCING ACTIVITIES
 Cash dividends paid                             (2,863)      (2,633)
 Proceeds from short-term and
   long-term borrowings                               0       39,000
 Principal payments on short-term and
  long-term borrowings                           (1,278)      (3,196)
                                                 -------    --------
   NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES                          (4,141)      33,171

                                                -------     --------
   INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               7,316       (1,755)

Cash and cash equivalents at beginning of year    7,384        8,334
                                                -------     --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD   $14,700      $ 6,579
                                                =======     ========



See notes to consolidated condensed financial statements.
/TABLE

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES

MAY 31, 1994

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


NOTE B--SHARE AND PER SHARE AMOUNTS

Share and per share amounts have been adjusted to reflect the three-for-two stock split distributed June 1, 1994. Equivalent shares of capital stock represent additional shares assumed issued upon exercise of stock options.

NOTE C--INVENTORIES

The principal inventory classifications are summarized as follows
(in thousands):

                                      May 31       November 30
                                       1994            1993

     Finished products               $ 12,993       $ 12,971
     Raw materials                     17,649         17,619
                                     --------       --------
                                       30,642         30,590
     Less adjustment of certain
     inventories to last in,
     first out (LIFO) basis             8,163          7,863
                                     --------       --------

                                     $ 22,479       $ 22,727
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


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition.

Second quarter 1994 financial results were at all-time quarterly record high levels. Sales and earnings have now improved over the prior year for eleven consecutive quarters. For the three months ended May 31, 1994 sales of $84.5 million increased 28% from $65.8 million in 1993. Net income for the quarter increased 41% to $5.8 million, or 25 cents per share, compared to $4.1 million, or 18 cents per share for last year's second quarter.

Sales for the first half of fiscal 1994 increased to $158.5 million, up 32% over last year. Net income for the six-month period increased 40% to $8.9 million. Net income per share was 38 cents, up from 28 cents last year.

Sales gains were realized in all markets and relate to a steadily strengthening economy and the business acquired from ICI Paints last year. Gross profit margins improved reflecting increased production efficiencies.

At the annual shareholders' meeting on April 21, 1994 the Company announced a three-for-two stock split and a 5% increase in the quarterly cash dividend. The stock split was distributed to shareholders on June 1, 1994. The quarterly cash dividend was raised to 7 cents per share payable on post-split shares on July 1, 1994. This new quarterly rate represents a 17% increase over the cash dividend rate in effect one year ago. On June 24, 1994 the Board of Directors declared a quarterly cash dividend of 7 cents per share payable October 3, 1994 to shareholders of record on September 12, 1994.

The Company's operating results for the first six months of 1994 were consistent with expectations. The outlook for the second half of the year is for a continuation of improved performance.


                        PART II:  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders of Lilly Industries, Inc.
on April 21, 1994, the following directors were elected by the votes indicated:

                                                               Absententions
                        Stock                    Votes          and Broker
Director Name           Class     Votes For      Withheld       Nonvotes

H.J. (Jack) Baker       A         12,070,818     28,587          --
Robert H. McKinney      A         12,070,768     28,637          --
John D. Peterson        A         12,087,234     12,171          --
Van P. Smith            A         12,070,935     28,470          --
Robert S. Bailey        B            216,292     --              --
William C. Dorris       B            216,292     --              --
Douglas W. Huemme       B            216,292     --              --
Roman J. Klusas         B            216,292     --              --
Thomas E. Reilly, Jr.   B            216,292     --              --
Richard A. Steele       B            216,292     --              --



Item 6.   Exhibits and Reports on Form 8-K.

(a)  The following exhibit is included herein:

     EXHIBIT 11     Computation of Earnings Per Share


(b) The Company did not file any reports on Form 8-K during the three months ended May 31, 1994.



Note: All other item numbers under this section are not applicable.



                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         LILLY INDUSTRIES, INC.  (Registrant)

July 13, 1994

                         /s/ Douglas W. Huemme
                         Douglas W. Huemme
                         Chairman, President and
                         Chief Executive Officer



                         PRINCIPAL FINANCIAL OFFICER


July 13, 1994
                         /s/ Roman J. Klusas
                         Roman J. Klusas
                         Vice President and
                         Chief Financial Officer