Form 10-Q
period 1994-08-31
LILLY INDUSTRIES INC
filed 1994-10-13
CIK 59479

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended August 31, 1994

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

                            Yes   X    No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Number of shares outstanding at September 30, 1994:
               Class A Common           22,377,000
               Class B Common              325,000


                       PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

     LILLY INDUSTRIES, INC. AND SUBSIDIARIES
     (In thousands, except per share data)


                                                               Three Months Ended
                                                            August 31     August 31
                                                               1994          1993
                                                            ______________________

      Net sales                                              $86,639       $82,807

      Costs and expenses:
       Cost of products sold                                  55,691        56,076
       Selling, administrative and general                    15,247        14,866
       Research and development                                3,199         3,374
                                                             -------       -------

                                                              74,137        74,316
                                                             -------       -------

                         OPERATING INCOME                     12,502         8,491

      Other income (expense):
       Interest income and sundry                                117            99
       Interest expense                                         (769)         (657)
                                                             -------       -------

                                                                (652)         (558)
                                                             -------       -------

                         INCOME BEFORE INCOME TAXES           11,850         7,933

      Income Taxes                                             4,877         3,332
                                                             -------       -------

                         NET INCOME                          $ 6,973       $ 4,601
                                                             =======       =======

      Cash dividends per share--Note B                       $ 0.070       $ 0.060
                                                             =======       =======
      Average number of shares and equivalent shares
       of capital stock outstanding--Note B                   23,250        23,025
                                                             =======       =======

      Net income per share--Note B                           $  0.30       $  0.20
                                                             =======       =======



      See notes to consolidated condensed financial statements.


      CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

      LILLY INDUSTRIES, INC. AND SUBSIDIARIES
      (In thousands, except per share data)


                                                               Nine Months Ended
                                                            August 31     August 31
                                                              1994           1993
                                                            ______________________

      Net sales                                               $245,131     $203,156

      Costs and expenses:
       Cost of products sold                                 160,218       135,176
       Selling, administrative and general                    45,953        38,974
       Research and development                                9,821         8,952
                                                             -------       -------

                                                             215,992       183,102
                                                             -------       -------

                         OPERATING INCOME                     29,139        20,054

      Other income (expense):
       Interest income and sundry                                205           248
       Interest expense                                       (2,102)       (1,344)
                                                             -------       -------

                                                              (1,897)       (1,096)
                                                             -------       -------

                         INCOME BEFORE INCOME TAXES           27,242        18,958

      Income Taxes                                            11,342         7,963
                                                             -------       -------

                         NET INCOME                          $15,900       $10,995
                                                             =======       =======

      Cash dividends per share--Note B                       $ 0.197       $ 0.178
                                                             =======       =======
      Average number of shares and equivalent shares
       of capital stock outstanding--Note B                   23,250        22,950
                                                             =======       =======

      Net income per share--Note B                           $  0.68       $  0.48
                                                             =======       =======

      See notes to consolidated condensed financial statements.

      CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

      LILLY INDUSTRIES, INC. AND SUBSIDIARIES
      (In thousands)

                                                            August 31    November 30
                                                              1994          1993
                                                            ________________________

      ASSETS

      CURRENT ASSETS
       Cash and cash equivalents                             $ 24,255     $  7,384
       Short-term investments                                      75           75
       Accounts receivable, less allowances
        for doubtful accounts (8/31/94, $1,802;
        11/30/93, $1,353)                                      42,901     $ 39,936
       Inventories--Note C                                     22,578       22,727
       Prepaid expenses                                           319           99
                                                             --------     --------

                         TOTAL CURRENT ASSETS                  90,128       70,221


      OTHER ASSETS                                              7,327        7,576

      INTANGIBLE ASSETS                                        52,051       55,471

      PROPERTY AND EQUIPMENT
       Land                                                     4,045        3,910
       Buildings and equipment                                 70,484       65,895
       Allowances for depreciation (deduction)                (39,183)     (36,029)
                                                             --------     --------
                                                               35,346       33,776
                                                             --------     --------

                                                             $184,852     $167,044
                                                             ========     ========



      See notes to consolidated condensed financial statements.




      CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

      LILLY INDUSTRIES, INC. AND SUBSIDIARIES
      (In thousands)


                                                            August 31    November 30
                                                               1994          1993
                                                            ________________________

      LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES
       Accounts Payable                                      $ 27,102     $ 24,872
       Salaries, wages, commissions and
        related items                                           8,219        7,341
       State and local taxes                                    1,105          273
       Federal income taxes                                     3,346          985
       Current portion of long-term debt                       11,441        3,480
                                                             --------     --------

                         TOTAL CURRENT LIABILITIES             51,213       36,951


      LONG TERM DEBT                                           30,802       40,621

      OTHER LIABILITIES                                         9,489        8,344

      SHAREHOLDERS' EQUITY
       Capital stock:
        Class A (limited voting)                               14,818       14,705
        Class B (voting)                                          300          300
       Additional capital                                      71,634       70,635
       Retained earnings                                       32,411       20,970
       Currency translation adjustments                           169          105
       Cost of capital stock in treasury
        (deduction)                                           (25,984)     (25,587)
                                                             --------     --------
                                                               93,348       81,128
                                                             --------     --------
                                                             $184,852     $167,044
                                                             ========     ========



      See notes to consolidated condensed financial statements


      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

      LILLY INDUSTRIES, INC. AND SUBSIDIARIES
      (In thousands)


                                                                    Nine Months Ended
                                                                 August 31     August 31
                                                                   1994           1993
                                                                 ________________________




      OPERATING ACTIVITIES
       Net income                                                 $15,900        $10,995
        Adjustments to reconcile net income to net
         cash provided by operating activities:
          Depreciation                                              3,627          2,973
          Amortization of intangibles                               3,254          2,304
          Deferred income taxes                                      (139)          (546)
          Changes in operating assets and liabilities
           net of effects from acquired business:
            Accounts receivable                                    (2,965)       (13,837)
            Inventories                                               149            516
            Prepaid expenses                                         (220)           (41)
            Accounts payable and accrued expenses                   3,940         10,593
            Income taxes                                            2,361           (363)
          Sundry                                                      624         (1,235)
                                                                  -------        -------
            NET CASH PROVIDED BY OPERATING ACTIVITIES              26,531         11,359

      INVESTING ACTIVITIES
       Purchases of property and equipment                         (5,367)        (3,814)
       Payment for acquired business                                    0        (37,500)
       Proceeds from maturities of short-term investments               0          2,417
       Sundry                                                       2,033           (499)
                                                                  -------        -------
            NET CASH USED BY INVESTING ACTIVITIES                  (3,334)       (39,396)

      FINANCING ACTIVITIES
       Cash dividends paid                                         (4,459)        (3,978)
       Proceeds from short-term and long-term borrowings                0         39,000
       Principal payments on short-term and
        long-term borrowings                                       (1,867)        (6,286)
                                                                   -------      --------
            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       (6,326)        28,736

                                                                  -------       --------
            INCREASE IN CASH AND CASH EQUIVALENTS                  16,871            699

      Cash and cash equivalents at beginning of year                7,384          8,334
                                                                  -------       --------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD            $24,255        $ 9,033
                                                                  =======       ========

      See notes to consolidated condensed financial statements.



      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     LILLY INDUSTRIES, INC. AND SUBSIDIARIES

     AUGUST 31, 1994

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


     NOTE C--INVENTORIES

     The principal inventory classifications are summarized as follows (in thousands):

                                           August 31    November 30
                                             1994           1993

          Finished products                $ 13,162       $ 12,971
          Raw materials                      17,879         17,619
                                           --------       --------
                                             31,041         30,590
          Less adjustment of certain
          inventories to last in,
          first out (LIFO) basis              8,463          7,863
                                           --------       --------

                                           $ 22,578       $ 22,727
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


     Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition.

     Financial results for the third fiscal quarter ended August 31, 1994 were all-time records in sales and earnings and marked the twelfth consecutive quarter of improved results over the prior year. Quarterly sales increased to $86.6 million compared to $82.8 million for last year's same quarter. Net income for the third quarter was up by 52% to $7.0 million, at 30 cents per share, over last year's $4.6 million and 20 cents per share.

     Sales and earnings for the nine months ended August 31, 1994 were also at all-time record high levels with sales at $245.1 million, up 21% over last year's $203.2 million. Net income for the nine-month period was up 45% to $15.9 million, at 68 cents per share, compared with $11.0 million and 48 cents per share for last year.

     Sales to our major markets continue to grow reflecting strong industrial output resulting from an improving economy. Profit margins have also improved due mainly to increased business volume and effective expense control.

     In order to support our growing major markets in the midwestern and southeastern United States, Lilly is exploring various potential manufacturing sites in Kentucky and Tennessee. The new manufacturing location is necessary to support Lilly's growth and expanding customer base in these markets and enable Lilly to deliver product more responsively and at lower costs.

     The Board of Directors approved the 223rd consecutive quarterly cash dividend on September 30, 1994. The 7 cents per share dividend will be paid January 2, 1995 to shareholders of record on December 12, 1994.

     We expect our financial performance to show continued improvement during the fourth quarter. Therefore, our outlook for fiscal 1994 is for a record high year.


                        PART II:  OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K.


     (a)  The following exhibit is included herein:

          EXHIBIT 11     Computation of Earnings Per Share

          EXHIBIT 27     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended August 31, 1994.



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

     October 13, 1994

                                   /s/ Douglas W. Huemme
                                   Douglas W. Huemme
                                   Chairman, President and
                                   Chief Executive Officer



                                   PRINCIPAL FINANCIAL OFFICER


     October 13, 1994
                                   /s/ Roman J. Klusas
                                   Roman J. Klusas
                                   Vice President and
                                   Chief Financial Officer