Form 10-K405
period 1994-11-30
LILLY INDUSTRIES INC
filed 1995-02-24
CIK 59479

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the Fiscal Year ended November 30, 1994

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

            Registrant's telephone number, including area code:
                                317-687-6700

        Securities registered pursuant to Section 12(b) of the Act:
                                    None

        Securities registered pursuant to Section 12(g) of the Act:
                      Class A Stock, without par value
                              (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.      Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
     Form 10-K.   [X]


     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 17, 1995 was $306,750,000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 17, 1995.

          22,035,852 shares of Class A Common Stock, without par value 273,137 shares of Class B Common Stock, without par value


                    DOCUMENTS INCORPORATED BY REFERENCE

     Part II: Items 5         Excerpts from the Annual Report to
       through 8              Shareholders for Fiscal
                              Year Ended November 30, 1994

     Part III: Items 10       Proxy Statement for Annual Meeting of
      through 13              Shareholders to be held April 20, 1995

                                   PART I

     Item 1.  Business.

                            Business Description

          Lilly Industries, Inc. (referred to herein as "Lilly" or the "Company") was incorporated under the laws of the State of Indiana on December 5, 1888. The Company's business is the formulation, manufacture and sale of industrial coatings. The Company's products include liquid and powder coatings used by a variety of manufacturers to coat wood, metal, plastics and glass substrates. No one class of similar products (other than protective and decorative coatings) accounted for 10% or more of consolidated revenues of the Company in any of the last three fiscal years, and the Company has only one reportable industry segment.

          On May 7, 1993 Lilly acquired assets of ICI Paints' North American wood, coil and general liquid industrial coatings business (the "Acquired Business") in exchange for $37,500,000 in cash and Lilly's packaging coatings business. The acquired assets included inventory, certain laboratory equipment, patents, trademarks and other related intellectual property rights (together with a non-compete covenant from ICI). Lilly did not purchase any plant or equipment (other than the immaterial laboratory equipment referenced above). The acquired business was integrated into the Company's existing facilities.

          The Company's principal markets and examples (among many) of products coated in those markets are: wood coatings for furniture, flooring, kitchen cabinets, and paneling; coil coatings for residential siding and components, appliances, automotive parts, office furniture, doors, windows, and metal buildings; general metal coatings for a variety of metal products including extrusions, appliances, caskets, office furniture, and truck trailers; and plastics coatings for business machines, computer enclosures, and automotive parts. The Company also formulates, manufactures and sells certain specialty coatings, including gelcoats and mold release agents in the fiberglass reinforced products industry, silver and copper plating chemicals for non-conductive surfaces (such as mirrors), some automotive finishes, and some trade sales coatings for professional contractors and homeowners.

          The Company manufactures its products from a variety of resins, pigments, solvents and other chemicals, the bulk of which are obtained from petrochemical feed stocks. In addition, the Company uses silver and copper. Under normal conditions, all of these raw materials are available on the open market, although prices and availability are subject to fluctuation from time to time.

          Most of the Company's products are sold into industrial markets through a technical sales force of approximately 260 people. The Company sold products to approximately 3,500 different industrial customers during 1994.(1) Some products are also sold through retail outlets or through distributors. No material part of the business is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the Company.

          The Company has no significant backlog of orders. No material part of the business is subject to renegotiation of profit or termination of contracts or subcontracts at the election of the Government. Historically, first quarter operating results are below operating results for the second, third and fourth quarters due to lower demand for the Company's products during this time period.

          Although the Company holds several patents and trademarks and considers patent and trademark protection to be important from an overall standpoint, none are currently material (as a percent of total revenues) to the Company's business as a whole. The many patents and licenses in the silver and copper plating lines are material to those lines and new patents are continually being developed to replace older patents as they expire.

          The Company maintains laboratories at its major facilities. These laboratories have traditionally emphasized the development of product finishes to meet specific requirements of customers and the maintenance of quality throughout the manufacturing process. They have also, along with the Corporate Technology Center, engaged in research directed toward the development of new products and new manufacturing and application techniques. Research and development expenses were $13.0 million (3.9% of net sales), $12.3 million (4.3% of net sales), and $11.0 million (4.7% of net sales) for the years ended November 30, 1994, 1993 and 1992, respectively. Future research and development expenses as a percent of net sales are anticipated to remain at current levels with emphasis on new product development.

          The industrial coatings industry is very competitive. In the United States and Canada there are more than 750 manufacturers of protective and decorative coatings. No one manufacturer dominates. Competition includes national and small regional firms. While Lilly is among the ten largest manufacturers of industrial coatings in the United States (based on annual sales to industrial customers), some competitors have far greater financial resources than the Company. Price competition is keen. Among the larger manufacturers, competitive advantages depend upon the manufacturer's ability to purchase the

     --------------

     (1) References in this Form 10-K are references to the Company's fiscal years ended November 30, 1992, 1993 and 1994.

     necessary raw materials in economic quantities, to keep pace with technological developments (particularly to meet environmental demands), to develop industrial coatings meeting the specific (and changing) requirements of a variety of customers, to adhere to strict quality control standards in manufacturing those coatings, and to make deliveries punctually.

          Most of the Company's customers are located throughout the United States and Canada, with remaining customers concentrated in Europe and Asia. During 1994, the Company's operations outside the United States accounted for approximately 14% of its total net sales. Information concerning the Company's net sales, pre-tax profit and assets in foreign countries and the United States for the three years ended November 30, 1994 is set forth in Note 8 in the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders. Note 8 is incorporated herein by reference.

          The Company undertakes to comply with applicable laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment and the Company believes it is in substantial compliance with such federal, state and local provisions. Capital expenditures for this purpose were not material in fiscal 1994, and capital expenditures for 1995 are not anticipated to be material.

          In addition, like most companies in the paint and coatings industry, the Company has been named as a potentially responsible party (a "PRP") by the United States Environmental Protection Agency ("EPA") or similar state agencies with respect to several inactive waste processing and/or disposal sites where clean-up costs have been or may be incurred under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. While the Company is not usually a major contributor of wastes to these sites, each contributor may face agency assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to the site. The Company also, from time to time, conducts or participates in remedial investigations and clean-up activities at currently and formerly occupied facilities.

          The Company is continually assessing its environmental matters and establishing reserves to handle these matters as they arise. The Company's experience to date leads it to believe that it will have continuing expenditures for compliance with provisions regulating protection of the environment and remediation efforts at waste and manufacturing sites. However, management believes that such expenditures will not have a material adverse effect on the financial condition of the Company as a whole.

          The Company employs approximately 1,180 people.

                     Executive Officers of the Company

          The executive officers of the Company, the age of each, the positions and offices held by each during the last five years, and the period during which each has served in such positions and offices are as follows:

          Name of
     Executive Officer        Age       Positions and Offices Held

     Robert S. Bailey         64        Director since 1971; Senior
                                        Vice President, Marketing,
                                        since 1989.

     William C. Dorris        52        Director since 1989; Vice
                                        President - Corporate
                                        Development and Technology
                                        since July, 1994; General
                                        Manager of the Company's High
                                        Point Division from prior to
                                        1990 to July, 1994; of the
                                        Company's Templeton Division
                                        from 1991 to July, 1994; and
                                        of the Company's Dallas
                                        Division from 1993 to July,
                                        1994.

     Douglas W. Huemme        53        Director since 1990; Chairman,
                                        President and Chief Executive
                                        Officer of the Company since
                                        July, 1991; President and
                                        Chief Operating Officer of the
                                        Company from June, 1990 to
                                        July, 1991; Vice President and
                                        Group Executive of the
                                        Chemical Group of Whittaker
                                        Corporation from prior to 1990
                                        to April, 1990.

     Roman J. Klusas          48        Director since 1988; Vice
                                        President and Chief Financial
                                        Officer, and Secretary of the
                                        Company since prior to 1990.

     Kenneth L. Mills         46        Assistant Secretary since
                                        prior to 1990; Treasurer from
                                        prior to 1990 until October,
                                        1993; Director of Corporate
                                        Accounting since October,
                                        1993.

          Robert S. Bailey retired effective November 30, 1994. Each other executive officer will serve as such until his successor is chosen and qualified. No family relationships exist among the Company's executive officers.

     Item 2.  Properties.

          The Company has 19 principal manufacturing facilities. The locations and approximate square footage at those facilities are as follows:

          Location                                Square Feet

          Indianapolis, Indiana (2 locations)     296,000
          High Point, North Carolina              236,000
          North Kansas City, Missouri             106,000
          London, Ontario, Canada                 103,000
          Jamestown, New York                      85,000
          Kaohsiung Hsien, Taiwan, R.O.C.          64,000
          Templeton, Massachusetts                 63,000
          Montebello, California                   58,000
          Gardena, California                      52,000
          Paulsboro, New Jersey                    47,000
          Dothan, Alabama                          42,000
          Dallas, Texas                            36,000
          Tampa, Florida                           29,000
          Elkhart, Indiana                         25,000
          Selangor, Malaysia                       20,000
          Davie, Florida                           14,000
          Woodbridge, Connecticut                  13,000
          Wallenfels, West Germany                  9,000


     All of these principal facilities noted above are owned directly or indirectly by the Company, except for the facilities in Gardena, California, and Selangor, Malaysia, which are leased. The facilities are of varying ages, and are well maintained and adequate for their present uses. Additional productive capacity at these facilities is generally available by increasing the number of shifts worked. The Company also owns the Corporate Technology Center and office facilities in Indianapolis which contain approximately 37,000 square feet.

     Item 3.  Legal Proceedings.

          The Company is involved in various litigation and other asserted and unasserted claims arising in the ordinary course of business, primarily relating to product warranty and clean-up costs at independently operated waste treatment/disposal sites previously used by the Company or the predecessors of businesses purchased by the Company. While the results of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that uninsured and unreserved losses, if any, arising from these proceedings will not have a material adverse effect on the business or consolidated financial position of the Company.

     Item 4.  Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the fourth quarter of 1994 to a vote of security holders through the solicitation of proxies or otherwise.


                                  PART II

     Item 5.   Market for Company's Common Equity and Related
               Stockholder Matters.

          The information required by this item is incorporated by reference herein from the information included under caption "Dividend Information and Common Stock Prices" in the Company's 1994 Annual Report to Shareholders and is included in Exhibit 13. There is no established public trading market for the Company's Class B Common Stock.

     Item 6.   Selected Financial Data.

          The information required by this item is incorporated by reference herein from the information included under the caption "Selected Financial Data" in the Company's 1994 Annual Report to Shareholders and is included in Exhibit 13.

     Item 7.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition.

          The information required by this item is incorporated by reference herein from the information included under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1994 Annual Report to Shareholders and is included in Exhibit 13.

     Item 8.   Financial Statements and Supplementary Data.

          The consolidated financial statements of the Company are incorporated by reference from the Company's 1994 Annual Report to Shareholders and are included in Exhibit 13.

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.

          No information is required to be disclosed under this item of this report pursuant to Instruction 1 to Item 304.

                                  PART III

     Item 10.  Directors and Executive Officers of the Company.

          The information required by this item with respect to directors of the Company is incorporated herein by reference from the section entitled "Proposal I, Election of Directors" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held April 20, 1995. See Part I, for a list of the Company's executive officers, and their ages, positions and offices.

     Item 11.  Executive Compensation.

          The information required by this item is incorporated herein by reference from the sections entitled "Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers," "Stock Option Grants," "Option Exercises and Fiscal Year-End Values," "Pension Plans," "Supplemental Executive Retirement Plan" and "Employment Termination Agreements" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held April 20, 1995.

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management.

          The information required by this item is incorporated herein by reference from the sections entitled "Outstanding Shares and Voting Rights" and "Proposal I, Election of Directors" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held April 20, 1995.

     Item 13.  Certain Relationships and Related Transactions.

          The information required by this item, if any, is incorporated herein by reference from the section entitled
     "Proposal I, Election of Directors" of the Company's definitive Proxy statement relating to its Annual Meeting of Shareholders to be held April 20, 1995.

                                  PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.

     (a)-1 The following items, included in the Company's 1994 Annual Report to Shareholders, are incorporated herein by reference and are included herein in Exhibit 13.

          Report of Independent Auditors

          Consolidated Balance Sheets --
          November 30, 1994 and 1993

          Consolidated Statements of Income
          and Retained Earnings -- Years ended
          November 30, 1994, 1993 and 1992

          Consolidated Statements of Cash
          Flows -- Years ended November 30, 1994,
          1993 and 1992

          Notes to Consolidated Financial
          Statements -- November 30, 1994


     (a)-2 The following financial statement schedule is filed as a part of this report.


      Schedule II   Valuation and Qualifying Accounts


     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)-3     Exhibits.

          Exhibits Incorporated by Reference

          2 Agreement of Sale and Purchase Between The Glidden Company and Lilly Industries, Inc. dated March 25, 1993 and amended by Amendment No. 1 dated May 7, 1993. This document is incorporated by reference to Exhibit 2 to the Company's Form 8-K Current Report dated May 7, 1993 and filed with the SEC on May 20, 1993.

          4         See Exhibits 10(d), 10(i), 10(j), 10(k) and 10(1).

          *10(a)    Lilly Industries, Inc. Stock Option Plan.  This
                    exhibit is incorporated by reference to Exhibit 10(a) to the Company's Form 10-K Annual Report for the fiscal year ended November 30, 1988.

          *10(b) Lilly Industries, Inc. Unfunded Supplemental Retirement Plan (as in effect November 29, 1990). This exhibit is incorporated by reference to
                    Exhibit 10(b) to the Company's Form 10-K Annual Report for the fiscal year ended November 30, 1990.

          *10(c) Lilly Industries, Inc. Unfunded Excess Benefit Plan. This exhibit is incorporated by reference to
                    Exhibit 10(c) to the Company's Form 10-K Annual Report for the fiscal year ended November 30, 1989.

          10(d) Credit Agreement dated as of November 9, 1992, by and between Lilly Industries, Inc. and INB National Bank completely restating the Second Amended and Restated Revolving Loan Agreement dated May 31, 1991, as amended. This document is incorporated by reference to Exhibit 10(d) to the Company's Annual Report for the fiscal year ended November 30, 1992.

          *10(e) Lilly Industries, Inc. Second Unfunded Supplemental Retirement Plan effective June 4, 1990. This exhibit is incorporated by reference to Exhibit 10(f) to the Company's Form 10-K Annual Report for the fiscal year ended November 30, 1990.

          *10(f) Lilly Industries, Inc. Termination Benefits Agreement (form of agreement applicable to 3 officers). This exhibit is incorporated by reference to Exhibit 10(g) to the Company's Form 10-K Annual Report for the fiscal year ended November 30, 1990.

          *10(g) Lilly Industries, Inc. 1991 Director Stock Option Plan. This exhibit is incorporated by reference to
                    Exhibit 10(i) to the Company's Form 10-K Annual Report for the fiscal year ended November
                    30, 1991.

          *10(h) Lilly Industries, Inc. 1992 Stock Option Plan. This exhibit is incorporated by reference to
                    Exhibit 10(j) to the Company's Form 10-K Annual Report for the fiscal year ended November 30, 1991.

          10(i) Note Agreement among the Company and Principal Mutual Life Insurance Company and Principal National Life Insurance Company dated as of December 22, 1993. This exhibit is incorporated by reference to Exhibit 10(k) to the Company's 10-K Annual Report for the fiscal year ended November 30, 1993.

          ___________________

          * Management contracts and compensatory reports required to be filed pursuant to Item 14(c) of Form 10-K.



          Exhibits Filed Herewith:



          10(j)     Revolving Credit Agreement [1995] between the
                    Company and National City Bank, Indiana dated as of January 27, 1995.

          10(k)     Revolving Credit Agreement [1995] between the
                    Company and NBD Bank, N.A. dated as of January 27,
                    1995.

          10(l) Amended and Restated Revolving Credit Agreement [1995] between the Company and Society National Bank, Indiana dated as of January 27, 1995.

          11        Computation of Earnings Per Share.

          13        Excerpts from the Lilly Industries, Inc. 1994
                    Annual Report.

          21        List of Subsidiaries.

          23        Consent of Ernst & Young LLP.

          27        Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the fourth quarter of fiscal year 1994.

          (c) The response to this portion of this item is submitted as a separate section of this report.

          (d) The response to this portion of this item is submitted as a separate section of this report.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:     February 23, 1995
                                   LILLY INDUSTRIES, INC.



                                   /s/ Douglas W. Huemme
                                   Douglas W. Huemme,
                                   Chairman, President and
                                   Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                  Title                 Date

     (1)  Principal Executive
          Officer and Director


     /s/ Douglas W. Huemme      Chairman, President   February 23, 1995
     Douglas W. Huemme          and Chief Executive
                                Officer


     (2)  Principal Financial
          Officer and Director


     /s/ Roman J. Klusas        Vice President,       February 23, 1995
     Roman J. Klusas            Chief Financial
                                Officer and Secretary


     (3)  Director of Corporate
          Accounting and Principal
          Accounting Officer

     /s/ Kenneth L. Mills       Director of Cor-      February 23, 1995
     Kenneth L. Mills           porate Accounting
                                and Assistant Secretary

     (4)  A majority of the



          Board of Directors



     ______________________   Director                February 23, 1995
     H. J. (Jack) Baker



     /s/ William C. Dorris    Director                February 23, 1995
     William C. Dorris



     /s/ Robert H. McKinney   Director                February 23, 1995
     Robert H. McKinney



     /s/ John D. Peterson     Director                February 23, 1995
     John D. Peterson



     /s/ Thomas E. Reilly, Jr.  Director              February 23, 1995
     Thomas E. Reilly, Jr.



     /s/ Van P. Smith         Director                February 23, 1995
     Van P. Smith



     /s/ Richard A. Steele    Director                February 23, 1995
     Richard A. Steele




                                                              SCHEDULE II
                                                   VALUATION AND QUALIFYING ACCOUNTS
                                                LILLY INDUSTRIES, INC. AND SUBSIDIARIES
      COL. A                             COL. B                  COL. C                    COL. D           COL. E
                                                                Additions
      Description                        Balance at           (1)         (2)              Deductions-      Balance
                                         Beginning         Charged to  Charged to          Describe         at End of
                                         of Period         Costs and   Other Accounts                       Period
                                                           Expenses    - Describe

      Year ended November 30, 1994:
       Reserves and allowances
       deducted from asset accounts:
         Allowance for doubtful
           accounts receivable           $1,353,042        $790,422      $   -             $384,695(A)      $1,758,769
                                         ==========        ========      ========          ========         ==========


      Year ended November 30, 1993:
       Reserves and allowances
       deducted from asset accounts:
         Allowance for doubtful
           accounts receivable           $1,193,639        $827,912      $   -             $668,509(A)      $1,353,042
                                         ==========        ========      ========          ========         ==========

      Year ended November 30, 1992:
       Reserves and allowances
       deducted from asset accounts:
         Allowance for doubtful
           accounts receivable           $  686,730        $968,952      $   -             $462,043(A)      $1,193,639
                                         ==========        ========      ========          ========         ==========

      Note A - Uncollectible accounts receivable charged off, net of recoveries