Form 10-Q
period 1995-02-28
LILLY INDUSTRIES INC
filed 1995-04-12
CIK 59479

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended February 28, 1995

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

                                 Yes   X    No

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                   Number of shares outstanding at March 31, 1995:

                         Class A Common           22,440,000
                         Class B Common              366,000

                            PART I. FINANCIAL INFORMATION

          Item 1.   Financial Statements.

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

          LILLY INDUSTRIES, INC. AND SUBSIDIARIES
          (In thousands, except per share data)

                                                                    Three Months Ended
                                                                 February 28   February 28
                                                                    1995          1994
                                                                  _______________________
            Net sales                                              $80,447       $73,972

            Costs and expenses:
             Cost of products sold                                  53,567        49,731
             Selling, administrative and general                    15,309        14,899
             Research and development                                3,341         3,340
                                                                   -------       -------

                                                                    72,217        67,970
                                                                   -------       -------
                               OPERATING INCOME                      8,230         6,002
            Other income (expense):
             Interest income and sundry                                133            18
             Interest expense                                         (616)         (603)
                                                                   -------       -------

                                                                      (483)         (585)
                                                                   -------       -------
                               INCOME BEFORE INCOME TAXES            7,747         5,417
            Income Taxes                                             3,100         2,276
                                                                   -------       -------
                               NET INCOME                          $ 4,647       $ 3,141
                                                                   =======       =======
            Cash dividends per share--Note B                       $  0.07       $  0.06
                                                                   =======       =======
            Average number of shares and equivalent shares
             of capital stock outstanding--Note B                   23,300        23,220
                                                                   =======       =======

            Net income per share--Note B                           $  0.20       $  0.13
                                                                   =======       =======

            See notes to consolidated condensed financial statements.


            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

            LILLY INDUSTRIES, INC. AND SUBSIDIARIES
            (In thousands)


                                                                  February 28  November 30
                                                                     1995         1994
                                                                  ________________________
            ASSETS

            CURRENT ASSETS
             Cash and cash equivalents                             $ 15,334     $ 26,581
             Short-term investments                                      75           75
             Accounts receivable, less allowances
              for doubtful accounts (2/28/95, $1,851;
              11/30/94, $1,759)                                      41,584       42,231
             Inventories--Note C                                     25,391       23,885
             Prepaid expenses                                         1,060          285
                                                                   --------     --------

                               TOTAL CURRENT ASSETS                  83,444       93,057


            OTHER ASSETS                                             11,125       10,464

            INTANGIBLE ASSETS                                        51,579       50,978

            PROPERTY AND EQUIPMENT
             Land                                                     4,301        4,044
             Buildings and equipment                                 72,796       71,721
             Allowances for depreciation (deduction)                (41,194)     (40,012)
                                                                   --------     --------
                                                                     35,903       35,753
                                                                   --------     --------

                                                                   $182,051     $190,252
                                                                   ========     ========


            See notes to consolidated condensed financial statements.


            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

            LILLY INDUSTRIES, INC. AND SUBSIDIARIES
            (In thousands)


                                                                  February 28  November 30
                                                                     1995          1994
                                                                  ________________________
            LIABILITIES AND SHAREHOLDERS' EQUITY

            CURRENT LIABILITIES
             Accounts Payable                                      $ 29,174     $ 29,288
             Salaries, wages, commissions and
              related items                                           5,413        9,160
             State and local taxes                                      888        1,520
             Federal income taxes                                     3,634        4,401
             Current portion of long-term debt                        7,056        7,084
                                                                   --------     --------

                               TOTAL CURRENT LIABILITIES             46,165       51,453


            LONG-TERM DEBT                                           21,028       28,026

            OTHER LIABILITIES                                        11,660       11,349

            SHAREHOLDERS' EQUITY
             Capital stock:
              Class A (limited voting)                               14,886       14,831
              Class B (voting)                                          300          300
             Additional capital                                      72,765       71,972
             Retained earnings                                       41,281       38,223
             Currency translation adjustments                           150          185
             Cost of capital stock in treasury
              (deduction)                                           (26,184)     (26,087)
                                                                   --------     --------
                                                                    103,198       99,424
                                                                   --------     --------
                                                                   $182,051     $190,252
                                                                   ========     ========


            See notes to consolidated condensed financial statements.


            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

            LILLY INDUSTRIES, INC. AND SUBSIDIARIES
            (In thousands)
                                                                         Three Months Ended
                                                                       February 28  February 28
                                                                         1995           1994
                                                                       ________________________
            OPERATING ACTIVITIES
             Net income                                                 $ 4,647        $ 3,141
              Adjustments to reconcile net income to net
               cash provided by operating activities:
                Depreciation                                              1,241          1,095
                Amortization of intangibles                                 933          1,113
                Deferred income taxes                                       (20)           (48)
                Changes in operating assets and liabilities:
                  Accounts receivable                                       647            610
                  Inventories                                            (1,506)          (177)
                  Prepaid expenses                                         (775)          (796)
                  Accounts payable and accrued expenses                  (4,493)        (2,829)
                  Income taxes                                             (767)         1,041
                Sundry                                                     (321)          (201)
                                                                        -------        -------
                  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         (414)         2,949

            INVESTING ACTIVITIES
             Purchases of property and equipment                         (1,400)        (1,464)
             Sundry                                                      (1,563)         1,103
                                                                        -------        -------
                  NET CASH USED BY INVESTING ACTIVITIES                  (2,963)          (361)

            FINANCING ACTIVITIES
             Cash dividends paid                                         (1,590)        (1,352)
             Principal payments on short-term and
              long-term borrowings                                       (7,031)          (664)
             Sundry                                                         751              0
                                                                         -------      --------
                  NET CASH USED BY FINANCING ACTIVITIES                  (7,870)        (2,016)
                                                                        -------       --------
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (11,247)           572
            Cash and cash equivalents at beginning of year               26,581          7,384
                                                                        -------       --------
                  CASH AND CASH EQUIVALENTS AT END OF PERIOD            $15,334        $ 7,959
                                                                        =======       ========

            See notes to consolidated condensed financial statements.


          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

          LILLY INDUSTRIES, INC. AND SUBSIDIARIES

          FEBRUARY 28, 1995

          NOTE A--BASIS OF PRESENTATION

          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1994.


          NOTE B--SHARE AND PER SHARE AMOUNTS

          Share and per share amounts have been adjusted to reflect the three-for-two stock split distributed June 1, 1994. Equivalent shares of capital stock represent additional shares assumed issued upon exercise of stock options.


          NOTE C--INVENTORIES

          The principal inventory classifications are summarized as follows (in thousands):

                                               February 28   November 30
                                                  1995           1994

               Finished products                $ 17,729       $ 16,831
               Raw materials                      15,935         15,127
                                                --------       --------
                                                  33,664         31,958
               Less adjustment of certain
               inventories to last in,
               first out (LIFO) basis              8,273          8,073
                                                --------       --------

                                                $ 25,391       $ 23,885
                                                ========       ========

          The Company uses the LIFO method in inventory valuation for approximately 82% of inventories where an actual valuation can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The Company estimates the annual adjustment for LIFO and allocates it to quarters based on actual inflation experienced in a quarter as it relates to anticipated inflation for the year.

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

          Financial results for our first quarter ended February 28, 1995 set new records for a first quarter which is traditionally the lowest sales and earnings quarter of the year. Sales improved to $80.4 million for the 1995 first quarter, up 9% over the same quarter a year ago. Net income increased 48% to $4.6 million or 20 cents per share compared to $3.1 million or 13 cents per share for last year's first quarter.

          Operating profit improvement for the first quarter resulted from sales gains and control of operating expenses. Sales growth mostly reflects the continuing strength of the domestic economy. Recent raw material price increases have necessitated price adjustments to our customers to maintain gross profit margins which have remained relatively stable compared to a year ago.

          In February Lilly and the Kentucky Cabinet for Economic
          Development jointly announced Lilly's plans to build a manufacturing plant in Bowling Green, Kentucky. The 85,000 square foot facility will be constructed to utilize modern manufacturing and quality principles to serve customers in the midwestern and southeastern United States.

          On March 31, 1995 the Board of Directors approved the 225th consecutive quarterly cash dividend. The dividend of 8 cents per share will be paid on July 3, 1995 to shareholders of record on June 12, 1995. Our annual shareholders' meeting will be held in Indianapolis on April 20, 1995 at the Indiana Convention Center.

          We are cautiously optimistic about sustaining improved performance for the remainder of 1995.



                             PART II:  OTHER INFORMATION


          Item 6.   Exhibits and Reports on Form 8-K.


          (a)  The following exhibits are included herein:

               EXHIBIT 11     Computation of Earnings Per Share

               EXHIBIT 27     Financial Data Schedule

          (b) The Company did not file any reports on Form 8-K during the three months ended February 28, 1995.

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

          April 12, 1995

                                        /s/ Douglas W. Huemme
                                        Douglas W. Huemme
                                        Chairman, President and
                                        Chief Executive Officer



                                        PRINCIPAL FINANCIAL OFFICER


          April 12, 1995
                                        /s/ Roman J. Klusas
                                        Roman J. Klusas
                                        Vice President and
                                        Chief Financial Officer