Form 10-Q
period 1995-05-31
LILLY INDUSTRIES INC
filed 1995-07-11
CIK 59479

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


                          For the quarter ended May 31, 1995

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

                                 Yes   X    No

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                    Number of shares outstanding at June 30, 1995:

                         Class A Common           22,305,000
                         Class B Common              350,000

                            PART I. FINANCIAL INFORMATION


          Item 1.   Financial Statements.

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

            LILLY INDUSTRIES, INC. AND SUBSIDIARIES
            (In thousands, except per share data)


                                                                    Three Months Ended
                                                                   May 31        May 31
                                                                    1995          1994
                                                                  _______________________

            Net sales                                              $85,407       $84,520

            Costs and expenses:
             Cost of products sold                                  56,877        54,796
             Selling, administrative and general                    15,057        15,807
             Research and development                                3,330         3,282
                                                                   -------       -------

                                                                    75,264        73,885
                                                                   -------       -------

                               OPERATING INCOME                     10,143        10,635

            Other income (expense):
             Interest income and sundry                                 49            70
             Interest expense                                         (514)         (730)
                                                                   -------       -------

                                                                      (465)         (660)
                                                                   -------       -------

                               INCOME BEFORE INCOME TAXES            9,678         9,975

            Income Taxes                                             3,870         4,189
                                                                   -------       -------

                               NET INCOME                          $ 5,808       $ 5,786
                                                                   =======       =======

            Cash dividends per share--Note B                       $ 0.080       $ 0.067
                                                                   =======       =======
            Average number of shares and equivalent shares
             of capital stock outstanding--Note B                   23,300        23,300
                                                                   =======       =======






            Net income per share--Note B                           $  0.25       $  0.25
                                                                   =======       =======

            See notes to consolidated condensed financial statements.



            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

            LILLY INDUSTRIES, INC. AND SUBSIDIARIES
            (In thousands, except per share data)


                                                                     Six Months Ended
                                                                    May 31      May 31
                                                                     1995        1994
                                                                   ____________________

            Net sales                                              $165,854   $158,492

            Costs and expenses:
             Cost of products sold                                  110,444    104,527
             Selling, administrative and general                     30,366     30,706
             Research and development                                 6,671      6,622
                                                                   --------   --------

                                                                    147,481    141,855
                                                                   --------   --------

                               OPERATING INCOME                      18,373     16,637

            Other income (expense):
             Interest income and sundry                                 182         88
             Interest expense                                        (1,130)    (1,333)
                                                                   --------   --------

                                                                       (948)    (1,245)
                                                                   --------   --------

                               INCOME BEFORE INCOME TAXES            17,425     15,392

            Income Taxes                                              6,970      6,465
                                                                   --------   --------

                               NET INCOME                          $ 10,455   $  8,927
                                                                   ========   ========

            Cash dividends per share--Note B                       $  0.150   $  0.127
                                                                   ========   ========






            Average number of shares and equivalent shares
             of capital stock outstanding--Note B                    23,300     23,260
                                                                   ========   ========

            Net income per share--Note B                           $   0.45   $   0.38
                                                                   ========   ========

            See notes to consolidated condensed financial statements.




            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

            LILLY INDUSTRIES, INC. AND SUBSIDIARIES
            (In thousands)


                                                                    May 31     November 30
                                                                     1995         1994
                                                                  ________________________

            ASSETS

            CURRENT ASSETS
             Cash and cash equivalents                             $ 17,191     $ 26,581
             Short-term investments                                      75           75
             Accounts receivable, less allowances
              for doubtful accounts (5/31/95, $1,894;
              11/30/94, $1,759)                                      39,213       42,231
             Inventories--Note C                                     24,204       23,885
             Prepaid expenses                                           745          285
                                                                   --------     --------

                               TOTAL CURRENT ASSETS                  81,428       93,057


            OTHER ASSETS                                             12,256       10,464

            INTANGIBLE ASSETS                                        50,593       50,978

            PROPERTY AND EQUIPMENT
             Land                                                     4,646        4,044
             Buildings and equipment                                 74,238       71,721
             Allowances for depreciation (deduction)                (41,832)     (40,012)
                                                                   --------     --------
                                                                     37,052       35,753
                                                                   --------     --------






                                                                   $181,329     $190,252
                                                                   ========     ========

            See notes to consolidated condensed financial statements.




            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

            LILLY INDUSTRIES, INC. AND SUBSIDIARIES
            (In thousands)


                                                                    May 31     November 30
                                                                     1995          1994
                                                                  ________________________

            LIABILITIES AND SHAREHOLDERS' EQUITY

            CURRENT LIABILITIES
             Accounts Payable                                      $ 24,889     $ 29,288
             Salaries, wages, commissions and
              related items                                           7,104        9,160
             State and local taxes                                      819        1,520
             Federal income taxes                                     2,248        4,401
             Current portion of long-term debt                        7,060        7,084
                                                                   --------     --------

                               TOTAL CURRENT LIABILITIES             42,120       51,453


            LONG-TERM DEBT                                           21,000       28,026

            OTHER LIABILITIES                                        11,627       11,349

            SHAREHOLDERS' EQUITY
             Capital stock:
              Class A (limited voting)                               14,913       14,831
              Class B (voting)                                          300          300
             Additional capital                                      73,049       71,972
             Retained earnings                                       45,264       38,223
             Currency translation adjustments                           594          185
             Cost of capital stock in treasury
              (deduction)                                           (27,538)     (26,087)
                                                                   --------     --------
                                                                    106,582       99,424
                                                                   --------     --------
                                                                   $181,329     $190,252






                                                                   ========     ========



            See notes to consolidated condensed financial statements.




            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

            LILLY INDUSTRIES, INC. AND SUBSIDIARIES
            (In thousands)

                                                                           Six Months Ended
                                                                        May 31         May 31
                                                                         1995           1994
                                                                       ________________________
            OPERATING ACTIVITIES
             Net income                                                 $10,455        $ 8,927
              Adjustments to reconcile net income to net
               cash provided by operating activities:
                Depreciation                                              2,293          2,370
                Amortization of intangibles                               1,944          2,183
                Deferred income taxes                                       (61)           (98)
                Changes in operating assets and liabilities:
                  Accounts receivable                                     3,018         (1,957)
                  Inventories                                              (319)           248
                  Prepaid expenses                                         (460)          (645)
                  Accounts payable and accrued expenses                  (7,156)         1,974
                  Income taxes                                           (2,153)         1,283
                Sundry                                                     (244)           166
                                                                        -------        -------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES               7,317         14,451

            INVESTING ACTIVITIES
             Purchases of property and equipment                         (3,893)        (3,669)
             Sundry                                                      (2,046)           675
                                                                        -------        -------
                  NET CASH USED BY INVESTING ACTIVITIES                  (5,939)        (2,994)

            FINANCING ACTIVITIES
             Cash dividends paid                                         (3,415)        (2,863)
             Principal payments on short-term and
              long-term borrowings                                       (7,060)        (1,278)
             Purchases of capital stock for treasury                     (1,150)             0
             Sundry                                                         857              0
                                                                        -------        -------
                  NET CASH USED BY FINANCING ACTIVITIES                 (10,768)        (4,141)






                                                                        -------        -------
            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (9,390)         7,316

            Cash and cash equivalents at beginning of year               26,581          7,384
                                                                        -------        -------
                  CASH AND CASH EQUIVALENTS AT END OF PERIOD            $17,191        $14,700
                                                                        =======        =======


            See notes to consolidated condensed financial statements.


          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

          LILLY INDUSTRIES, INC. AND SUBSIDIARIES

          May 31, 1995

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

          NOTE C--INVENTORIES

          The principal inventory classifications are summarized as follows (in thousands):

                                                 May 31      November 30
                                                  1995           1994

               Finished products                $ 17,283       $ 16,831
               Raw materials                      15,534         15,127
                                                --------       --------
                                                  32,817         31,958
               Less adjustment of certain
               inventories to last in,
               first out (LIFO) basis              8,613          8,073
                                                --------       --------

                                                $ 24,204       $ 23,885
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

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

          Sales and net income for the second quarter ended May 31, 1995 were slightly higher than last year's record second quarter results. Sales increased to $85.4 million for the 1995 second quarter compared to $84.5 million for last year's quarter. Net income was $5.8 million or 25 cents per share.

          Sales for the first six months of fiscal 1995 were $165.9 million compared to $158.5 million for the same period in 1994. Net income for the first half of 1995 improved to $10.5 million or 45 cents per share compared to last year's $8.9 million or 38 cents per share.

          As announced earlier, second quarter 1995 results were weaker than originally forecasted. Sales volume slowed during the second quarter in response to reduced domestic industrial output. Gross profit margins declined mainly due to rising raw material costs. We have initiated price increases and other cost control measures to improve profit margins.

          On June 23, 1995 the Board of Directors approved a quarterly cash dividend of 8 cents per share. The dividend will be paid October 2, 1995 to shareholders of record on September 11, 1995. Lilly has invested over $2 million in recent weeks to repurchase shares of its outstanding stock. We consider the repurchase of stock to be an appropriate investment at this time.

          During the second quarter of 1995 we commenced construction of a new manufacturing plant in Bowling Green, Kentucky. Construction activities are on schedule and we expect the facility to be operational by early 1996.

          The second half of fiscal 1995 will be challenging due to economic uncertainties and rising raw material costs. We remain optimistic and expect our financial performance to compare favorably with 1994.

                             PART II:  OTHER INFORMATION


          Item 4.   Submission of Matters to a Vote of Security Holders.

          At the annual meeting of shareholders of Lilly Industries, Inc. on April 20, 1995, the following directors were elected by the votes indicated:

                                                                              Abstentions
                                    Stock                          Votes       and Broker
            Director Name           Class       Votes For         Withheld      Nonvotes

            H. J. (Jack) Baker        A         19,299,826        138,294           0
            Robert H. McKinney        A         19,300,129        137,991           0
            John D. Peterson          A         19,304,821        133,299           0
            Van P. Smith              A         19,301,129        136,991           0
            William C. Dorris         B            362,794              0           0
            Douglas W. Huemme         B            362,794              0           0
            Roman J. Klusas           B            362,794              0           0
            Harry Morrison, Ph.D.     B            362,794              0           0
            Thomas E. Reilly, Jr.     B            362,794              0           0
            Richard A. Steele         B            362,794              0           0


            Shareholders also approved adoption of the Supplemental Employee Stock Purchase Plan which makes additional matching contributions available to certain eligible employees who participate in the Company's Employee Stock Purchase Plan. This proposal required the separate affirmative votes, by class, of the holders of a majority of the Company's Class A Common Stock and Class B Common Stock present, or represented. The proposal was adopted with 16,565,463 shares, or 74%, of Class A Common Stock and 362,794 shares, or 99%, of Class B Common Stock voting for the proposal. Shares of Class A Common Stock voted against was 1,019,091 and abstentions and broker nonvotes were 1,853,566.

          Item 6.   Exhibits and Reports on Form 8-K.

          (a)  The following exhibits are included herein:

                    EXHIBIT 11     Computation of Earnings Per Share
                    EXHIBIT 27     Financial Data Schedule

          (b) The Company did not file any reports on Form 8-K during the three months ended May 31, 1995.

          Note: All other item numbers under this section are not applicable.

                                      SIGNATURES
                                      ----------


          Pursuant to the requirements of the Securities Exchange Act of

          1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LILLY INDUSTRIES, INC.  (Registrant)

          July 11, 1995

                                   /s/ Douglas W. Huemme
                                   -----------------------------------
                                   Douglas W. Huemme
                                   Chairman, President and
                                   Chief Executive Officer



                                   PRINCIPAL FINANCIAL OFFICER


          July 11, 1995
                                   /s/ Roman J. Klusas
                                   Roman J. Klusas
                                   Vice President and
                                   Chief Financial Officer