Form 10-Q
period 1995-08-31
LILLY INDUSTRIES INC
filed 1995-10-10
CIK 59479

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarter ended August 31, 1995
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

                                 Yes   X    No

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Number of shares outstanding at September 30, 1995:

                         Class A Common           22,300,000
                         Class B Common              350,000

                            PART I. FINANCIAL INFORMATION


          Item 1.   Financial Statements.

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

          LILLY INDUSTRIES, INC. AND SUBSIDIARIES
          (In thousands, except per share data)

                                                                    Three Months Ended
                                                                  August 31     August 31
                                                                    1995          1994
                                                                  _______________________

            Net sales                                              $79,705       $86,639

            Costs and expenses:
             Cost of products sold                                  54,586        55,691
             Selling, administrative and general                    14,179        15,247
             Research and development                                3,027         3,199
                                                                   -------       -------

                                                                    71,792        74,137
                                                                   -------       -------

                               OPERATING INCOME                      7,913        12,502

            Other income (expense):
             Interest income and sundry                                167           117
             Interest expense                                         (451)         (769)
                                                                   -------       -------

                                                                      (284)         (652)
                                                                   -------       -------

                               INCOME BEFORE INCOME TAXES            7,629        11,850

            Income Taxes                                             3,052         4,877
                                                                   -------       -------

                               NET INCOME                          $ 4,577       $ 6,973
                                                                   =======       =======

            Cash dividends per share--Note B                       $ 0.080       $ 0.070
                                                                   =======       =======
            Average number of shares and equivalent shares
             of capital stock outstanding--Note B                   23,100        23,250
                                                                   =======       =======

            Net income per share--Note B                           $  0.20       $  0.30






                                                                   =======       =======

            See notes to consolidated condensed financial statements.


            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

            LILLY INDUSTRIES, INC. AND SUBSIDIARIES
            (In thousands, except per share data)


                                                                    Nine Months Ended
                                                                   August 31  August 31
                                                                     1995        1994
                                                                   ____________________
            Net sales                                              $245,559   $245,131

            Costs and expenses:
             Cost of products sold                                  165,030    160,218
             Selling, administrative and general                     44,545     45,953
             Research and development                                 9,698      9,821
                                                                   --------   --------

                                                                    219,273    215,992
                                                                   --------   --------

                               OPERATING INCOME                      26,286     29,139

            Other income (expense):
             Interest income and sundry                                 349        205
             Interest expense                                        (1,581)    (2,105)
                                                                   --------   --------

                                                                     (1,232)    (1,897)
                                                                   --------   --------

                               INCOME BEFORE INCOME TAXES            25,054     27,242

            Income Taxes                                             10,022     11,342
                                                                   --------   --------

                               NET INCOME                          $ 15,032   $ 15,900
                                                                   ========   ========

            Cash dividends per share--Note B                       $  0.230   $  0.197
                                                                   ========   ========
            Average number of shares and equivalent shares
             of capital stock outstanding--Note B                    23,200     23,250
                                                                   ========   ========

            Net income per share--Note B                           $   0.65   $   0.68
                                                                   ========   ========

            See notes to consolidated condensed financial statements.








            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

            LILLY INDUSTRIES, INC. AND SUBSIDIARIES
            (In thousands)


                                                                  August 31    November 30
                                                                    1995          1994
                                                                  ________________________
            ASSETS

            CURRENT ASSETS
             Cash and cash equivalents                             $ 16,660     $ 26,581
             Short-term investments                                      75           75
             Accounts receivable, less allowances
              for doubtful accounts (8/31/95, $2,060;
              11/30/94, $1,759)                                      39,179       42,231
             Inventories--Note C                                     20,264       23,885
             Prepaid expenses                                           337          285
                                                                   --------     --------

                               TOTAL CURRENT ASSETS                  76,515       93,057


            OTHER ASSETS                                             12,956       10,464

            INTANGIBLE ASSETS                                        49,680       50,978

            PROPERTY AND EQUIPMENT
             Land                                                     4,605        4,044
             Buildings and equipment                                 78,319       71,721
             Allowances for depreciation (deduction)                (42,698)     (40,012)
                                                                   --------     --------
                                                                     40,226       35,753
                                                                   --------     --------

                                                                   $179,377     $190,252
                                                                   ========     ========


            See notes to consolidated condensed financial statements.

            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

            LILLY INDUSTRIES, INC. AND SUBSIDIARIES
            (In thousands)


                                                                   August 31   November 30
                                                                     1995         1994
                                                                  ________________________
            LIABILITIES AND SHAREHOLDERS' EQUITY

            CURRENT LIABILITIES
             Accounts Payable                                      $ 23,436     $ 29,288
             Salaries, wages, commissions and
              related items                                           6,004        9,160
             State and local taxes                                      704        1,520
             Federal income taxes                                     2,159        4,401
             Current portion of long-term debt                        7,056        7,084
                                                                   --------     --------

                               TOTAL CURRENT LIABILITIES             39,359       51,453


            LONG-TERM DEBT                                           21,000       28,026

            OTHER LIABILITIES                                        11,355       11,349

            SHAREHOLDERS' EQUITY
             Capital stock:
              Class A (limited voting)                               14,937       14,831
              Class B (voting)                                          300          300
             Additional capital                                      73,336       71,972
             Retained earnings                                       48,026       38,223
             Currency translation adjustments                           222          185
             Cost of capital stock in treasury
              (deduction)                                           (29,158)     (26,087)
                                                                   --------     --------
                                                                    107,663       99,424
                                                                   --------     --------
                                                                   $179,377     $190,252
                                                                   ========     ========

            See notes to consolidated condensed financial statements.


            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

            LILLY INDUSTRIES, INC. AND SUBSIDIARIES
            (In thousands)

                                                                          Nine Months Ended
                                                                       August 31     August 31
                                                                         1995           1994
                                                                       ________________________
            OPERATING ACTIVITIES
             Net income                                                 $15,032        $15,900
              Adjustments to reconcile net income to net
               cash provided by operating activities:
                Depreciation                                              3,406          3,627
                Amortization of intangibles                               2,931          3,254
                Deferred income taxes                                      (100)          (139)
                Changes in operating assets and liabilities:
                  Accounts receivable                                     3,052         (2,965)
                  Inventories                                             3,621            149
                  Prepaid expenses                                          (52)          (220)
                  Accounts payable and accrued expenses                  (9,824)         3,940
                  Income taxes                                           (2,242)         2,361
                Sundry                                                   (1,226)           624
                                                                        -------        -------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES              14,598         26,531

            INVESTING ACTIVITIES
             Purchases of property and equipment                         (8,106)        (5,367)
             Sundry                                                      (2,597)         2,033
                                                                        -------        -------
                  NET CASH USED BY INVESTING ACTIVITIES                 (10,703)        (3,334)

            FINANCING ACTIVITIES
             Cash dividends paid                                         (5,230)        (4,459)
             Principal payments on short-term and
              long-term borrowings                                       (7,060)        (1,867)
             Purchases of capital stock for treasury                     (2,543)             0
             Sundry                                                       1,017              0
                                                                        -------        -------
                  NET CASH USED BY FINANCING ACTIVITIES                 (13,816)        (6,326)

                                                                        -------        -------
            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (9,921)        16,871

            Cash and cash equivalents at beginning of year               26,581          7,384
                                                                        -------        -------
                  CASH AND CASH EQUIVALENTS AT END OF PERIOD            $16,660        $24,255
                                                                        =======        =======







            See notes to consolidated condensed financial statements.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

          LILLY INDUSTRIES, INC. AND SUBSIDIARIES

          August 31, 1995

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


          NOTE C--INVENTORIES

          The principal inventory classifications are summarized as follows (in thousands):

                                                August 31    November 30
                                                  1995           1994

               Finished products                $ 15,366       $ 16,831
               Raw materials                      13,811         15,127
                                                --------       --------
                                                  29,177         31,958
               Less adjustment of certain
               inventories to last in,
               first out (LIFO) basis              8,913          8,073
                                                --------       --------

                                                $ 20,264       $ 23,885
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

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

          Sales and earnings for the third quarter ended August 31, 1995 declined from the record results of last year's third quarter. Sales for the 1995 third quarter of $79.7 million were down from $86.6 million. Quarterly net income was $4.6 million or 20 cents per share compared to $7.0 million or 30 cents per share for the same quarter a year ago.

          Sales for the first nine months of 1995 were $245.6 million, about even with $245.1 million for the same period last year. Net income for the nine-month period was $15.0 million or 65 cents per share compared to $15.9 million or 68 cents per share last year.

          Financial results for the third quarter 1995 were lower as previously announced. Sales for 1995's third quarter were down 8% due to reduced sales volume associated with a slowing economy and reduced U.S. factory output of durable goods. Profit margins declined as a result of lower business volume and increasing raw material costs. We continue our efforts to improve profit margins by increasing selling prices and reducing costs.

          We are pleased to announce our filing of an application to list Lilly common stock on the New York Stock Exchange. We expect trading on the NYSE to commence within the next thirty days under the symbol "LI". We look forward to improved marketability of Lilly's stock for the benefit of all shareholders. Lilly has continued to repurchase shares of its outstanding stock as it believes this to be an excellent investment.

          The Board of Directors declared a cash dividend of 8 cents per share at its September 29, 1995 meeting. This 227th consecutive quarterly dividend will be paid January 2, 1996 to shareholders of record on December 12, 1995.

          We expect improved results in the future as the economy strengthens and we realize the benefits of cost reduction measures.

                             PART II:  OTHER INFORMATION


          Item 6.   Exhibits and Reports on Form 8-K.


          (a)  The following exhibits are included herein:

                    EXHIBIT 11     Computation of Earnings Per Share

                    EXHIBIT 27     Financial Data Schedule


          (b) The Company did not file any reports on Form 8-K during the three months ended August 31, 1995.



          Note: All other item numbers under this section are not applicable.

                                      SIGNATURES
                                      ----------


          Pursuant to the requirements of the Securities Exchange Act of

          1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LILLY INDUSTRIES, INC.
                                          (Registrant)

          October 10, 1995

                                        /s/ Douglas W. Huemme
                                        ------------------------------
                                        Douglas W. Huemme
                                        Chairman, President and
                                        Chief Executive Officer



                                        PRINCIPAL FINANCIAL OFFICER


          October 10, 1995
                                        /s/ Roman J. Klusas
                                        -------------------------------
                                        Roman J. Klusas
                                        Vice President and
                                        Chief Financial Officer