Form 10-K405
period 1995-11-30
LILLY INDUSTRIES INC
filed 1996-02-26
CIK 59479

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal Year ended November 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                            Page 1 of Pages
                         Exhibit Index on Page

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 16, 1996 was $271,000,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 16, 1996.

         22,166,360 shares of Class A Common Stock, without par value
            392,264 shares of Class B Common Stock, without par value


                       DOCUMENTS INCORPORATED BY REFERENCE

Part II: Items 5                   Annual Report to Shareholders for Fiscal
 through 8                         Year Ended November 30, 1995

Part III: Items 10                   Proxy Statement for Annual Meeting of
 through 13                         Shareholders to be held April 18, 1996

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

          The Company's  principal  products  are: wood coatings for  furniture,
building   products,  and  cabinets;   coil  coatings  for  residential  siding
components,  appliances,   and  metal  buildings;   specialty  coatings  for  a
variety  of  metal   products  and  fiberglass  reinforced   products;   powder
coatings for a variety of metal products; and glass coatings for mirrors.

         The Company manufactures its products from a variety of resins, pigments, solvents and other chemicals, the bulk of which are obtained from petrochemical feed stocks. In addition, the Company uses silver and copper. Under normal conditions, all of these raw materials are available on the open market, although prices and availability are subject to fluctuation from time to time.

         Most of the Company's products are sold into industrial markets through a technical sales force of approximately 280 people. The Company sold products to approximately 3,500 different industrial customers during 1995(1). Some products are also sold through retail outlets or through distributors. No material part
------------------------
         (1) References in this Form 10-K are references to the Company's fiscal years ended November 30, 1993, 1994 and 1995.

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

         Although the Company holds several patents and trademarks and considers patent and trademark protection to be important from an overall standpoint, none are currently material (as a percent of total revenues) to the Company's business as a whole. The many patents and licenses for glass coatings are material to those specific products and new patents are continually being developed to replace older patents as they expire.

         The Company maintains laboratories at its major facilities. These laboratories have traditionally emphasized the development of product finishes to meet specific requirements of customers and the maintenance of quality throughout the manufacturing process. They have also, along with the Corporate Technology Center, engaged in research directed toward the development of new products and new manufacturing and application techniques. Research and development expenses were $13.2 million (4.0% of net sales), $13.0 million (3.9% of net sales), and $12.3 million (4.3% of net sales) for the years ended November 30, 1995, 1994 and 1993, respectively. Future research and development expenses as a percent of net sales are anticipated to remain at current levels with emphasis on new product development.

         The industrial coatings industry is very competitive. In the United States and Canada there are more than 750 manufacturers of protective and decorative coatings. No one manufacturer dominates. Competition includes national and small regional firms. While Lilly is among the ten largest manufacturers of industrial coatings in the United States (based on annual sales to industrial customers), some competitors have far greater financial resources than the Company. Price competition is keen. Among the larger manufacturers, competitive advantages depend upon the manufacturer's ability to purchase the necessary raw materials in economic quantities, to keep pace with technological developments (particularly to meet environmental demands), to develop industrial coatings meeting the specific (and changing) requirements of a variety of customers, to adhere to strict quality control standards in manufacturing those coatings, and to make deliveries on time.

         Most of the Company's customers are located throughout the United States and Canada, with remaining customers concentrated in Europe and Asia. During 1995, the Company's operations outside the United States accounted for approximately 15% of its total net sales. Information concerning the Company's net sales, pre-tax profit and assets in foreign countries and the United States for the three years ended November 30, 1995 is set forth in Note 8 in the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders. Note 8 is incorporated herein by reference.

         The Company undertakes to comply with applicable laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment and the Company believes it is in substantial compliance with such federal, state and local provisions. Capital expenditures for this purpose were not material in fiscal 1995, and capital expenditures for 1996 are not anticipated to be material.

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

         The Company is continually assessing its environmental matters and establishing reserves to handle these matters as they arise. The Company's experience to date leads it to believe that it will have continuing expenditures for compliance with provisions regulating protection of the environment and remediation efforts at waste and manufacturing sites. However, management believes that such expenditures will not have a material adverse effect on operating results or the financial condition of the Company as a whole.

         The Company employs approximately 1,150 people.

                        Executive Officers of the Company

         The executive officers of the Company, the age of each, the positions and offices held by each during the last five years, and the period during which each has served in such positions and offices are as follows:

     Name of
Executive Officer               Age         Positions and Offices Held

Larry H. Dalton                 48          Vice President - Operations
                                            and Manufacturing since July,
                                            1994; General Manager of the
                                            Company's Indianapolis
                                            Division from prior to 1991
                                            to July, 1994.

William C. Dorris               53          Director since 1989; Vice
                                            President - Corporate
                                            Development since July, 1994;
                                            General Manager of the Company's
                                            High Point Division from prior to
                                            1991 to July, 1994; of the
                                            Company's Templeton Division
                                            from 1991 to July, 1994; and of
                                            the Company's Dallas Division
                                            from 1993 to July, 1994.

Douglas W. Huemme                54         Director since 1990; Chairman,
                                            President and Chief Executive
                                            Officer of the Company since
                                            July, 1991; President and Chief
                                            Operating Officer of the
                                            Company from prior to 1991 to
                                            July, 1991.

Roman J. Klusas                  49         Director since 1988; Vice
                                            President and Chief Financial
                                            Officer, and Secretary of the
                                            Company since prior to 1991.

Kenneth L. Mills                 47         Assistant Secretary since prior
                                            to 1991; Treasurer from prior
                                            to 1991 until October, 1993;
                                            Director of Corporate
                                            Accounting since October, 1993.

         Each executive officer will serve as such until his successor is chosen and qualified. No family relationships exist among the Company's executive officers.

Item 2.  Properties.

         The Company has 20 principal manufacturing facilities. The locations and approximate square footage at those facilities are as follows:

         Location                                  Square Feet

         Indianapolis, Indiana (2 locations)       296,000
         High Point, North Carolina                236,000
         North Kansas City, Missouri               106,000
         London, Ontario, Canada                   103,000
         Bowling Green, Kentucky                    94,000
         Jamestown, New York                        85,000
         Kaohsiung Hsien, Taiwan, R.O.C.            64,000
         Montebello, California                     58,000
         Gardena, California                        52,000
         Paulsboro, New Jersey                      47,000
         Dothan, Alabama                            42,000
         Dallas, Texas                              36,000
         Tampa, Florida                             29,000
         Elkhart, Indiana                           25,000
         Guangdon, China                            25,000
         Selangor, Malaysia                         20,000
         Davie, Florida                             14,000
         Woodbridge, Connecticut                    13,000
         Wallenfels, West Germany                    9,000


All of these principal facilities noted above are owned directly or indirectly by the Company, except for the facilities in Gardena, California, Selangor, Malaysia, and Guangdon, China which are leased. The facilities are of varying ages, and are well maintained and adequate for their present uses. Additional productive capacity at these facilities is generally available by increasing the number of shifts worked. The Company also owns the Corporate Technology Center and office facilities in Indianapolis which contain approximately 37,000 square feet.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.           Market for Company's Common Equity and Related
                  Stockholder Matters.

         The information required by this item is incorporated by reference herein from the information included under caption "Dividend Information and Common Stock Prices" in the Company's 1995 Annual Report to Shareholders and is included in Exhibit 13. There is no established public trading market for the Company's Class B Common Stock.

Item 6.           Selected Financial Data.

         The information required by this item is incorporated by reference herein from the information included under the caption "Selected Financial Data" in the Company's 1995 Annual Report to Shareholders and is included in
Exhibit 13.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

         The information required by this item is incorporated by reference herein from the information included under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1995 Annual Report to Shareholders and is included in Exhibit 13.

Item 8.           Financial Statements and Supplementary Data.

         The consolidated financial statements of the Company are incorporated by reference from the Company's 1995 Annual Report to Shareholders and are included in Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         No information is required to be disclosed under this item of this report pursuant to Instruction 1 to Item 304.

                                    PART III

Item 10.          Directors and Executive Officers of the Company.

         The information required by this item with respect to directors of the Company is incorporated herein by reference from the section entitled "Proposal I, Election of Directors" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held April 18, 1996. See Part I, for a list of the Company's executive officers, and their ages, positions and offices.

Item 11.          Executive Compensation.

         The information required by this item is incorporated herein by reference from the sections entitled "Cash Compensation of Executive Officers" and "Non-Cash Compensation Arrangements" of the Company's definitive Proxy
Statement  relating  to   its  Annual  Meeting  of  Shareholders  to  be  held
April 18, 1996.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         The information required by this item is incorporated herein by reference from the sections entitled "Outstanding Shares and Voting Rights" and "Proposal I, Election of Directors" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held April 18, 1996.

Item 13.          Certain Relationships and Related Transactions.

         The information required by this item, if any, is incorporated herein by reference from the section entitled "Proposal I, Election of Directors" of the Company's definitive Proxy statement relating to its Annual Meeting of Shareholders to be held April 18, 1996.

                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

(a)-1 The following items, included in the Company's 1995 Annual Report to Shareholders, are incorporated herein by reference and are included herein in Exhibit 13.

         Report of Independent Auditors

         Consolidated Balance Sheets --
         November 30, 1995 and 1994

         Consolidated  Statements of Income
         and Retained Earnings -- Years ended
         November 30, 1995, 1994 and 1993

         Consolidated Statements of Cash
         Flows -- Years ended November 30, 1995,
         1994 and 1993

         Notes to Consolidated Financial
         Statements -- November 30, 1995


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

         3(a) The Company's Amended and Restated Articles of Incorporation. This exhibit is incorporated by reference to Exhibit 3(a) to the Company's Form 10-K Annual Report for the fiscal year ended November
                           30, 1993.

         3(b)              The Company's Code of By-Laws, as amended.  This
                           exhibit is incorporated by reference to Exhibit 3(b) to the Company's Form 10-K Annual Report for the fiscal year ended November 30, 1993.

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

         10(j) Revolving Credit Agreement [1995] between the Company and National City Bank, Indiana dated as of January 27, 1995. This exhibit is incorporated by reference to Exhibit 10(j) to the Company's 10-K Annual Report for the fiscal year ended November 30, 1994.

         10(k) Revolving Credit Agreement [1995] between the Company and NBD Bank, N.A. dated as of January 27, 1995. This exhibit is incorporated by reference to Exhibit 10(k) to the Company's 10-K Annual Report for the fiscal year ended November 30, 1994.

         10(l) Amended and Restated Revolving Credit Agreement [1995] between the Company and Society National Bank, Indiana dated as of January 27, 1995. This exhibit is incorporated by reference to Exhibit 10(l) to the Company's 10-K Annual Report for the fiscal year ended November 30, 1994.


         -------------------

         * Management contracts and compensatory reports required to be filed pursuant to Item 14(c) of Form 10-K.

         Exhibits Filed Herewith:



         10(m) First Amendment to Revolving Credit Agreement [1995] between the Company and National City Bank, Indiana dated as of January 27, 1995.

         10(n) First Amendment to Revolving Credit Agreement [1995] between the Company and NBD Bank, N.A. dated as of January 27, 1995.

         10(o) First Amendment to Amended and Restated Revolving Credit Agreement [1995] between the Company and Society National Bank, Indiana dated as of January 27, 1995.

         11                Computation of Earnings Per Share.

         13                Excerpts from the Lilly Industries, Inc. 1995
                           Annual Report.

         21                List of Subsidiaries.

         23                Consent of Ernst & Young LLP.

         27                Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the fourth quarter of fiscal year 1995.

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

Date:             February 23, 1996
                                           LILLY INDUSTRIES, INC.


                                           /s/ Douglas W. Huemme
                                           --------------------------
                                           Douglas W. Huemme,
                                           Chairman, President and
                                           Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                        Title                      Date

(1)  Principal Executive
     Officer and Director


/s/ Douglas W. Huemme            Chairman, President        February 23, 1996
------------------------         and Chief Executive
Douglas W. Huemme                Officer


(2)  Principal Financial
     Officer and Director


/s/ Roman J. Klusas              Vice President,            February 23, 1996
------------------------         Chief Financial
Roman J. Klusas                  Officer and Secretary


(3)  Director of Corporate
     Accounting and Principal
     Accounting Officer


/s/ Kenneth L. Mills             Director of Cor-           February 23, 1996
------------------------         porate Accounting
Kenneth L. Mills                 and Assistant Secretary

(4)  A majority of the
     Board of Directors


/s/ H. J. Baker
-------------------------
H. J. (Jack) Baker            Director                 February 23, 1996


/s/ William C. Dorris
-------------------------
William C. Dorris             Director                 February 23, 1996


/s/ Robert H. McKinney
-------------------------
Robert H. McKinney            Director                 February 23, 1996


/s/ Harry Morrison, Ph.D.
-------------------------
Harry Morrison, Ph.D.         Director                 February 23, 1996


/s/ John D. Peterson
-------------------------
John D. Peterson              Director                 February 23, 1996



/s/ Thomas E. Reilly, Jr.
--------------------------
Thomas E. Reilly, Jr.         Director                 February 23, 1996



/s/ Van P. Smith
--------------------------
Van P. Smith                  Director                 February 23, 1996



/s/ Richard A. Steele
--------------------------
Richard A. Steele             Director                 February 23, 1996


                                               SCHEDULE II
                                     VALUATION AND QUALIFYING ACCOUNTS
                                   LILLY INDUSTRIES, INC. AND SUBSIDIARIES




COL. A                              COL. B               COL. C                 COL. D          COL. E
                                                        Additions
Description                         Balance at       (1)          (2)           Deductions-     Balance
                                    Beginning    Charged to    Charged to       Describe        at End of
                                    of Period    Costs and     Other Accounts                   Period
                                                 Expenditures  -Describe

Year ended  November  30,  1995:
 Reserves and  allowances
 deducted  from asset
 accounts:
   Allowance for doubtful
     accounts receivable            $1,758,769  $   600,717    $      -          $  308,564(A)    $2,050,922
                                    ==========  ===========     ===========       ============    ==========

Year ended  November  30,  1994:
 Reserves and  allowances
 deducted  from asset
 accounts:
   Allowance for doubtful
     accounts receivable            $1,353,042  $790,422      $    -           $384,695 (A)      $1,758,769
                                    ==========  ===========   ==============   ============      ==========

Year ended  November  30,  1993:
 Reserve  and  allowances
 deducted  from asset
 accounts:
   Allowance for doubtful
     accounts receivable            $1,193,639  $827,912      $    -            $668,509 (A)      $1,353,042
                                    ==========  ===========   ==============    ============      ==========



Note A - Uncollectible accounts receivable charged off, net of recoveries.