Form 10-Q
period 1996-02-29
LILLY INDUSTRIES INC
filed 1996-04-12
CIK 59479

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 29, 1996

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

                                                Yes   X    No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


        Number  of  shares  outstanding  at March  31, 1996:

                 Class A Common                    22,170,000
                 Class B Common                       390,000

                          PART I. FINANCIAL INFORMATION


Item 1.           Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                                    Three Months Ended
                                                              February 29        February 28
                                                                1996                 1995
                                                              -----------------------
Net sales                                                      $73,271              $80,447

Costs and expenses:
 Cost of products sold                                          49,210               53,567
 Selling, administrative and general                            14,869               15,309
 Research and development                                        3,172                3,341
                                                               -------              -------

                                                                67,251               72,217
                                                               -------              -------

                            OPERATING INCOME                     6,020                8,230

Other income (expense):
 Interest income and sundry                                        166                  133
 Interest expense                                                 (471)                (616)
                                                               -------              -------

                                                                  (305)                (483)
                                                               -------              -------

                            INCOME BEFORE INCOME TAXES           5,715                7,747

Income Taxes                                                     2,229                3,100
                                                               -------              -------

                            NET INCOME                         $ 3,486              $ 4,647
                                                               =======              =======

Cash dividends per share--Note B                               $  0.08              $  0.07
                                                               =======              =======
Average number of shares and equivalent shares
 of capital stock outstanding--Note B                           22,900               23,300
                                                               =======              =======

Net income per share--Note B                                   $  0.15              $  0.20
                                                               =======              =======

See notes to consolidated condensed financial statements.


CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                                               February 29         November 30
                                                                                  1996                 1995
                                                                               --------------------------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                      $  6,507            $ 20,260
 Accounts receivable, less allowances
  for doubtful accounts (2/29/96, $2,097;
  11/30/95, $2,051)                                                               41,202              40,911
 Inventories--Note C                                                              20,509              15,411
 Other                                                                             1,181                 349
                                                                                --------            --------

                            TOTAL CURRENT ASSETS                                  69,399              76,931


OTHER ASSETS                                                                      14,034              13,781

INTANGIBLE ASSETS                                                                 46,436              47,401

PROPERTY AND EQUIPMENT
 Land                                                                              4,279               4,176
 Buildings and equipment                                                          85,001              82,097
 Allowances for depreciation (deduction)                                         (41,765)            (40,804)
                                                                                --------            --------
                                                                                  47,515              45,469
                                                                                --------            --------

                                                                                $177,384            $183,582
                                                                                ========            ========






See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                                               February 29        November 30
                                                                                  1996                1995
                                                                               -----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                                               $ 24,585            $ 23,982
 Salaries, wages, commissions and
  related items                                                                    5,740               7,970
 State and local taxes                                                               427                 661
 Federal income taxes                                                              2,335               1,784
 Current portion of long-term debt                                                 7,029               7,029
                                                                                --------            --------

                            TOTAL CURRENT LIABILITIES                             40,116              41,426


LONG-TERM DEBT                                                                    14,200              21,200

OTHER LIABILITIES                                                                 11,734              11,582

SHAREHOLDERS' EQUITY Capital stock:
  Class A (limited voting)                                                        14,983              14,947
  Class B (voting)               300                                                 300
 Additional capital                                                               73,998              73,450
 Retained earnings            53,132                                              51,446
 Currency translation adjustments                                                     82                 288
 Cost of capital stock in treasury
  (deduction)                                                                    (31,161)            (31,057)
                                                                                --------            --------
                                                                                 111,334             109,374
                                                                                --------            --------
                                                                                $177,384            $183,582
                                                                                ========            ========




See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                                    Three Months Ended
                                                                    February 29           February 28
                                                                        1996                 1995
                                                                     --------------------------------
OPERATING ACTIVITIES
 Net income                                                             $ 3,486               $ 4,647
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                          1,195                 1,241
    Amortization of intangibles                                             900                   933
    Deferred income taxes                                                     0                   (20)
    Changes in operating assets and liabilities:
      Accounts receivable                                                  (291)                  647
      Inventories                                                        (5,098)               (1,506)
      Prepaid expenses                                                     (832)                 (775)
      Accounts payable and accrued expenses                              (1,861)               (4,493)
      Income taxes                                                          551                  (767)
    Sundry                                                                 (199)                 (321)
                                                                        -------               -------
      NET CASH USED BY OPERATING ACTIVITIES                              (2,149)                 (414)

INVESTING ACTIVITIES
 Purchases of property and equipment                                     (3,315)               (1,400)
 Sundry                                                                      32                (1,563)
                                                                        -------               -------
      NET CASH USED BY INVESTING ACTIVITIES                              (3,283)               (2,963)

FINANCING ACTIVITIES
 Cash dividends paid                                                     (1,800)               (1,590)
 Principal payments on short-term and
  long-term borrowings                                                   (7,000)               (7,031)
 Sundry                                                                     479                   751
                                                                        -------               -------
      NET CASH USED BY FINANCING ACTIVITIES                              (8,321)               (7,870)

                                                                        -------               -------
DECREASE IN CASH AND CASH EQUIVALENTS                                   (13,753)              (11,247)

Cash and cash equivalents at beginning of year                           20,260                26,581
                                                                        -------               -------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 6,507               $15,334
                                                                        =======               =======


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
FEBRUARY 29, 1996
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1995.

NOTE B--SHARE AND PER SHARE AMOUNTS

Equivalent shares of capital stock represent additional shares assumed issued upon exercise of stock options.

NOTE C--INVENTORIES

The  principal   inventory   classifications   are  summarized  as  follows  (in
thousands):

                                                         February 29              November 30
                                                            1996                      1995
                                                         ----------               --------
 Finished products                                        $ 13,450                   $ 11,065
 Raw materials                                              15,297                     12,584
                                                          --------                   --------
                                                            28,747                     23,649
 Less adjustment of certain
 inventories to last in,
 first out (LIFO) basis                                      8,238                      8,238
                                                          --------                   --------
                                                          $ 20,509                   $ 15,411
                                                          ========                   ========

The Company uses the LIFO method in inventory valuation for approximately 70% of inventories where an actual valuation can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The

Company estimates the annual adjustment for LIFO and allocates it to quarters based on actual inflation experienced in a quarter as it relates to anticipated inflation for the year.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Guardsman Acquisition Status
The Company has made a cash tender offer for all of the stock of Guardsman Products, Inc. for $23.00 per share or approximately $235 million. Commitments for bank financing are in place and Guardsman's three largest shareholders, who collectively own approximately 50 percent of its outstanding stock, have agreed to the tender offer. The waiting period under the Hart-Scott-Rodino Antitrust Act has expired as of March 23, 1996 without further action being taken by the Department of Justice or Federal Trade Commission. The closing of the acquisition, including the consummation of the follow-up short form merger, occurred on April 8, 1996.

Guardsman's revenues for 1995 were $251 million, approximately 75 percent of Lilly's 1995 sales. Operating earnings of Guardsman were $15 million, returning six percent on sales. Approximately 80 percent of its revenues were derived from businesses similar to Lilly's - the manufacture and sale of customized industrial coatings. The remaining 20 percent of its business is consumer oriented - the manufacture and sale of fine furniture polishes, fabric protectors, paint removers and a variety of other consumer products.

Guardsman is an excellent fit with Lilly. It is strong in certain domestic markets where we are less so, and we are well established where they are not. Internationally, Guardsman is successful in Canada and the United Kingdom, while we are established in Canada, Germany and the Far East. Guardsman also brings us excellent technology. The combination of both companies' core technologies should yield substantial benefits, including the expansion of our key strategic markets.

We estimate additional interest expense on the debt incurred in connection with the acquisition to be about $20 million annually for the next several years until we can materially reduce these borrowings. Against that sum we have Guardsman's operating earnings of approximately $15 million, which we expect to maintain, plus at least $20 million in annual pre-tax expenses that we expect to save over the next twelve to twenty-four months as a result of merging the two companies. There are a number of areas where management believes that synergy will enable the Company to realize expense reductions, including raw material and inventory costs savings and the elimination of redundant expenditures. A portion of these expense reductions will be realized when Guardsman's headquarters is closed. There is a 10% overlap in employee count of the combined companies. However, the Company intends to maintain a base of qualified people in order to build THE NEW LILLY for the future. There can, however, be no assurance as to the actual expense reductions which the Company will be able to accomplish.

The Guardsman acquisition will be a major step forward for Lilly and its shareholders. It will move Lilly into the ranks of the largest industrial coatings companies in North America, strengthen Lilly's presence in existing markets, and give the Company new technologies, thereby expanding the value we bring to customers. Shareholders should especially benefit as we will not issue any new shares to obtain Guardsman. In effect, shareholders will get the added benefit of owning another profitable company almost as large as Lilly without any dilution of their equity in the combined company.

First Quarter Results
Sales for the first quarter ended February 29, 1996 were down nine percent at $73.3 million compared with $80.4 million this time last year. Net earnings were $3.5 million, or $0.15 per share, compared with $4.6 million, or $0.20 per share last year. We suffer more by comparison than by business reality. Last year's first quarter was exceptional - nearly nine percent greater in sales than our previous best first quarter. This year's first quarter virtually matched the sales of the first quarter of 1994 (at that time our best ever first quarter) and exceeded the earnings of that quarter by more than 11 percent.

Domestic sales were generally lower, reflecting lower manufacturing levels and the weakness in the U.S. balance of trade over the past several quarters. By contrast, international results improved while contributing approximately 16 percent to consolidated sales.

A regular quarterly dividend of eight cents per common share will be paid July 1, 1996 to shareholders of record on June 10, 1996. This marks the 229th consecutive dividend payment.

For the balance of 1996 we anticipate an improved sales trend apart from what Guardsman will contribute. In addition our new plant in Bowling Green, Kentucky is just about completed and this will prove particularly beneficial for our coil coating operations. We have also made progress from continued research to identify lower cost raw materials which will improve profit margins.

                           PART II: OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

(a)      The following exhibits are included herein:

                  EXHIBIT 11        Computation of Earnings Per Share

                  EXHIBIT 27        Financial Data Schedule


(b) The Company did not file any reports on Form 8-K during the three months ended February 29, 1996.



Note: All other item numbers under this section are not applicable.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LILLY INDUSTRIES, INC.  (Registrant)

April 12, 1996

                                    /s/ Douglas W. Huemme
                                    ------------------------------------
                                    Douglas W. Huemme
                                    Chairman, President and
                                    Chief Executive Officer



                                    PRINCIPAL FINANCIAL OFFICER


April 12, 1996
                                    /s/ Roman J. Klusas
                                    ------------------------------------
                                    Roman J. Klusas
                                    Vice President and
                                    Chief Financial Officer