Form 10-Q
period 1996-05-31
LILLY INDUSTRIES INC
filed 1996-07-15
CIK 59479

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended May 31, 1996

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

                                                Yes   X    No



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                 Number of shares outstanding at June 30, 1996:

                   Class A Common            22,254,000
                   Class B Common               382,000

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                           Three Months Ended
                                                          May 31        May 31
                                                           1996          1995
                                                         -----------------------

Net sales                                                 $131,711      $85,407

Costs and expenses:
 Cost of products sold                                      84,237       56,877
 Selling, administrative and general                        28,585       15,057
 Research and development                                    4,618        3,330
 Restructuring charges                                       9,607            0
                                                         ---------    ---------

                                                           127,047       75,264
                                                         ---------    ---------

            OPERATING INCOME                                 4,664       10,143

Other income (expense):
 Interest income and sundry                                    173           49
 Interest expense                                           (3,153)        (514)
                                                         ---------    ---------

                                                            (2,980)        (465)
                                                         ---------    ---------

            INCOME BEFORE INCOME TAXES                       1,684        9,678

Income Taxes                                                 1,068        3,870
                                                         ---------    ---------

            NET INCOME                                        $616       $5,808
                                                         =========    =========

Cash dividends per share--Note B                             $0.08        $0.08
                                                         =========    =========
Average number of shares and equivalent shares
 of capital stock outstanding--Note B                       23,000       23,300
                                                         =========    =========

Net income per share--Note B                                 $0.03        $0.25
                                                         =========    =========


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                            Six Months Ended
                                                          May 31        May 31
                                                           1996          1995
                                                         -----------------------

Net sales                                                $204,982      $165,854

Costs and expenses:
 Cost of products sold                                    133,447       110,444
 Selling, administrative and general                       43,454        30,366
 Research and development                                   7,790         6,671
 Restructuring charges                                      9,607             0
                                                        ---------     ---------

                                                          194,298       147,481
                                                        ---------     ---------

            OPERATING INCOME                               10,684        18,373

Other income (expense):
 Interest income and sundry                                   339           182
 Interest expense                                          (3,624)       (1,130)
                                                        ---------     ---------

                                                           (3,285)         (948)
                                                        ---------     ---------

            INCOME BEFORE INCOME TAXES                      7,399        17,425

Income Taxes                                                3,297         6,970
                                                        ---------     ---------

            NET INCOME                                     $4,102       $10,455
                                                        =========     =========

Cash dividends per share--Note B                            $0.16         $0.15
                                                        =========     =========
Average number of shares and equivalent shares
 of capital stock outstanding--Note B                      23,000        23,300
                                                        =========     =========

Net income per share--Note B                                $0.18         $0.45
                                                        =========     =========


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                         May 31     November 30
                                                          1996          1995
                                                       ------------------------

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                $7,985        $20,260
 Accounts receivable, less allowances
  for doubtful accounts (5/31/96,                                       $2,933;
  11/30/95, $2,051)                                       81,218         40,911
 Inventories--Note C                                      45,623         15,411
 Other                                                    12,882            349
                                                       ---------      ---------

            TOTAL CURRENT ASSETS                         147,708         76,931


OTHER ASSETS                                              31,601         13,781

INTANGIBLE ASSETS                                        253,108         47,401

PROPERTY AND EQUIPMENT
 Land, buildings and equipment                           117,607         86,273
 Allowances for depreciation (deduction)                 (43,471)       (40,804)
                                                       ---------      ---------
                                                          74,136         45,469
                                                       ---------      ---------

                                                        $506,553       $183,582
                                                       =========      =========








See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                       May 31       November 30
                                                        1996             1995
                                                     ---------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                       $49,204         $23,982
 Other                                                   27,429          10,415
 Current portion of long-term debt                       14,520           7,029
                                                      ---------       ---------

            TOTAL CURRENT LIABILITIES                    91,153          41,426


LONG-TERM DEBT                                          260,680          21,200

OTHER LIABILITIES                                        44,473          11,582

SHAREHOLDERS' EQUITY Capital stock:
  Class A (limited voting)                               15,032          14,947
  Class B (voting)                                          300             300
 Additional capital                                      74,468          73,450
 Retained earnings                                       51,942          51,446
 Currency translation adjustments                          (114)            288
 Cost of capital stock in treasury
  (deduction)                                           (31,381)        (31,057)
                                                      ---------       ---------
                                                        110,247         109,374
                                                      ---------       ---------
                                                       $506,553        $183,582
                                                      =========       =========











See notes to consolidated condensed financial statements.

ONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                               Six Months Ended
                                                             May 31       May 31
                                                              1996         1995
                                                           ---------------------
OPERATING ACTIVITIES
 Net income                                                 $4,102      $10,455
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             3,008        2,293
    Amortization of intangibles                              3,142        1,944
    Restructuring charges                                    9,607            0
    Deferred income taxes                                   (4,000)         (61)
    Changes in operating  assets and  liabilities,
     net of effects from acquired business:
      Accounts receivable                                   (2,475)       3,018
      Inventories                                           (4,707)        (319)
      Other current assets                                   1,454         (460)
      Accounts payable and other current liabilities         1,409       (9,309)
     Sundry                                                  2,974         (244)
                                                         ---------    ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES             14,514        7,317

INVESTING ACTIVITIES
 Purchases of property and equipment                        (6,505)      (3,893)
 Payment for acquired business                            (235,000)           0
 Sundry                                                       (879)      (2,046)
                                                         ---------    ---------
      NET CASH USED BY INVESTING ACTIVITIES               (242,384)      (5,939)

FINANCING ACTIVITIES
 Cash dividends paid                                        (3,606)      (3,415)
 Proceeds from short-term and long-term borrowings         278,000            0
 Principal payments on short-term and
  long-term borrowings                                     (59,578)      (7,060)
 Sundry                                                        779         (293)
                                                         ---------    ---------
      NET CASH PROVIDED (USED)
       BY FINANCING ACTIVITIES                             215,595      (10,768)

                                                         ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                      (12,275)      (9,390)

Cash and cash equivalents at beginning of year              20,260       26,581
                                                         ---------    ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD            $7,985      $17,191
                                                         =========    =========







See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES

MAY 31, 1996

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


NOTE C--INVENTORIES

The  principal   inventory   classifications   are  summarized  as  follows  (in
thousands):

                                                   May 31           November 30
                                                    1996               1995
                                                 ----------         -----------
         Finished products                        $ 25,200            $ 11,065
         Raw materials                              28,661              12,584
                                                  --------            --------
                                                    53,861              23,649
         Less adjustment of certain
         inventories to last in,
         first out (LIFO) basis                      8,238               8,238
                                                  --------            --------

                                                  $ 45,623            $ 15,411
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

NOTE D--RESTRUCTURING

The  Company  has  adopted  and  commenced   implementation  of  plans  for  the
consolidation of manufacturing facilities related to the April 8, 1996 acquisition of Guardsman Products, Inc. These plans will result in the closure of some plants and workforce reductions totaling approximately 250 employees. Closure costs consist of facility and equipment valuation adjustments, inventory disposal costs, dismantling and maintenance costs, and termination benefits. The primary employee groups affected include manufacturing, selling, administrative and research and development personnel. It is anticipated these plans will be completed by the end of fiscal 1997.

Costs associated with the planned closure of former Lilly facilities and related reductions in workforce are reflected as restructuring charges included in second quarter operations. These charges totaled $9,607,000, which reduced second quarter net income by $5,284,000 or $.23 per share. The components of the restructuring charges and amounts paid or charged against these reserves are as follows (in thousands):

                                                      Costs Paid       Ending
                                        Provision     or Charged      Balance
                                        ---------     ----------      -------
Facilities, equipment,
  inventories, and other                 $7,827          $365          $7,462
Termination benefits                      1,780             0           1,780
                                         ------        ------          ------
                                         $9,607          $365          $9,242
                                         ======        ======          ======

Costs associated with the planned closure of former Guardsman facilities and related reductions in workforce are recorded as liabilities in the opening balance sheet of the combined entity as of the acquisition date. The components of these liabilities and amounts paid or charged against these reserves are as follows (in thousands):

                                                    Costs Paid         Ending
                                 Liabilities        or Charged         Balance
                                 -----------        ----------         -------
Facilities, equipment,
  inventories, and other           $6,532                $0            $6,532
Termination benefits                2,476               100             2,376
                                   ------            ------            ------
                                   $9,008              $100            $8,908
                                   ======            ======            ======



NOTE E--ACQUISITION

Lilly acquired 9,322,583 shares or about 96.5% of the outstanding stock of Guardsman Products, Inc. ("Guardsman") pursuant to a cash tender offer of $23 per share for all the outstanding stock of Guardsman. The tender offer expired on April 4, 1996 and the shares tendered were accepted for purchase on April 8, 1996. Pursuant to a follow-up merger, all non-tendered shares of Guardsman were converted into the right to receive $23 net per share in cash (subject to perfected dissenters' rights, if any). To finance the purchase of shares, Lilly obtained commitments for $300 million of senior secured credit facilities and used $275 million of these facilities to pay-off existing debt and fund the initial purchase of shares, and to pay related expenses. The acquisition transactions were recorded using the purchase method and consolidated financial statements include the results of operations of Guardsman since the date of acquisition. The excess of the purchase price over the fair value of assets acquired is being amortized by the straight-line method over 40 years.

The following unaudited pro forma consolidated results of operations for the six months ended May 31, 1996 and 1995 are stated as though the acquisition occurred on December 1, 1994 (in thousands, except per share data):

                                                 Six Months Ended
                                       ---------------------------------
                                          May 31,                May 31,
                                           1996                    1995
                                       -----------              --------

      Net sales                          $294,728               $293,511
      Net income                            6,093*                13,515
      Net income per share                    .26*                   .58
- ----------
* Pro forma results for the six months ended May 31, 1996 include restructuring changes of $9,607 which reduced net income by $5,284 or $.23 per share.

The pro forma consolidated results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at December 1, 1994, or of future results of operations.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Record Revenues; Guardsman Acquired and Assimilated. On April 8 Lilly acquired Guardsman Products, Inc. ("Guardsman") for $235 million cash, all of it borrowed. Lilly's 2nd quarter operations ended May 31 included two months of Guardsman's revenues and as a result, record sales were achieved. Although inclusion of Guardsman's revenues accounted for the major portion of that sales increase, a portion was due to a general resurgence in business that began in early April.

Second Quarter Results
Our second quarter income statement illustrates the effect of the Guardsman acquisition. Sales increased to $131.7 million, up 54% over those of last year's second quarter.

Earnings were also affected by the Guardsman acquisition. Earnings for this year's second quarter were three cents a share compared with twenty-five cents a share last year. Except for the one-time restructuring charge of $9.6 million, earnings would have been a second quarter record of 26 cents per share. This one-time charge of $9.6 million pre-tax relates to certain facility closings and employment reductions that will enable Lilly to reduce future operating expenses. Thus, our combined operations were able to generate sufficient income to write off the entire $9.6 million restructuring charge in a single quarter - and still show a profit.

Acquisition Summary
We completed the entire Guardsman acquisition in less than 90 days - from initial offer, to payment for the Guardsman shares, to identifying major cost-savings, as well as accounting for those costs and absorbing them in the same quarter. Further, the two companies are now operating as one. Finally, the Guardsman acquisition also brought us a sixth Strategic Business Unit, which we renamed "Guardsman Products" to more closely reflect the nature of its business. This business unit sells a variety of consumer and OEM related products, including the well-known Guardsman furniture polish and Fabri-coat fabric protection.

Our initial goal was to carve out a minimum of $20 million in annual operating expenses over the first twelve to twenty-four months. Based on the redundant costs we have identified after two months of ownership, we will surpass that goal.

The first $20 million of savings will cover the interest expense on the $235 million we borrowed to acquire Guardsman. Thus, we do not expect to utilize
Guardsman's pre-tax earnings ($15 million last year) to pay that interest expense - once the identified cost savings have been fully implemented.

Near-term Outlook
We expect sales to increase further during the next two quarters because: o Business has been running ahead of last year since April; o Each subsequent quarter will include a full three months of Guardsman revenues compared to only two months in the second quarter; and
o Synergy is already at work - customers are now being exposed to the wider range of services and technology provided by THE NEW LILLY.

We also look for increased earnings because:
o        No additional restructuring costs will be incurred;
o Selling, general and administrative expenses, as a percent of sales, should begin to trend lower as plans for cost reductions are fully implemented; and
o The combination of higher sales and reduced operating costs should act as an accelerant to earnings.

Accordingly, we believe profits for our fiscal year ended November 30, 1996 will exceed those of last year, before the one-time restructuring charge of $9.6 million is considered.

Other
In other action, the Board of Directors increased its membership to eleven members and elected Paul K. Gaston, Guardsman's former Chairman, to the vacant post. Mr. Gaston's familiarity with Guardsman operations and his legal experience with Warner Norcross & Judd LLP, where he served as managing partner, should make him a valuable contributor to Lilly.

The Board of Directors declared its regular quarterly dividend of 8 cents per share, payable October 1 to shareholders of record at the close of business on September 10. This is the 230th consecutive dividend paid by the Company.

                           PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders of Lilly Industries, Inc. on April 18, 1996, the following directors were elected by the votes indicated:

                                                                     Abstentions
                                Stock                      Votes     and Broker
Director Name                   Class   Votes For         Withheld    Nonvotes
- ------------------              ----    ----------        --------   -----------
H. J. (Jack) Baker                A     18,386,887           0         249,418
John D. Peterson                  A     18,386,887           0         249,418
Thomas E. Reilly, Jr              A     18,388,341           0         247,964
Van P. Smith                      A     18,385,864           0         250,441
James M. Cornelius                B        383,628           0               0
William C. Dorris                 B        383,628           0               0
Douglas W. Huemme                 B        383,628           0               0
Roman J. Klusas                   B        383,628           0               0
Harry Morrison, Ph.D              B        383,628           0               0
Richard A. Steele                 B        383,628           0               0


Shareholders also approved adoption of a proposal to amend Articles 5 and 6 of the Company's Articles of Incorporation to increase the authorized shares of Class A Stock from 48,500,000 shares to 97,000,000 shares and to increase the authorized shares of Class B Stock form 1,500,000 shares to 3,000,000 shares. The proposed amendment of the Articles of Incorporation required the affirmative vote of holders of two-thirds of the outstanding shares of Class A Stock and four-fifths of the outstanding shares of Class B Stock, voting as separate voting groups. The proposal was adopted with 16,712,962 shares, or 75%, of Class A Common Stock and 383,628 shares, or 98%, of Class B Common Stock voting for the proposal. Shares of Class A Common Stock voted against were 1,706,461 and 216,884 shares of Class A Common Stock either abstained or were the subject of broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K.


(a)     The following exhibits are included or incorporated by reference herein:

         EXHIBIT 2 Merger Agreement, dated March 4, 1996, by and among Lilly Industries, Inc., LP Acquisition Corporation, and Guardsman Products, Inc. (incorporated by reference to Exhibit 2 to Form 8-K of Lilly Industries, Inc. dated April 22, 1993 and filed with the SEC on April 23, 1996)

         EXHIBIT 4 Credit Agreement, dated as of April 8, 1996, between Lilly Industries, Inc., the Lenders Signatory Thereto, NBD Bank, N.A., as Agent, and Harris Trust and Savings Bank, Comerica Bank, Mercantile Bank of St. Louis, and Bank One, Indianapolis, N.A., as Co-Agents (incorporated by reference to Exhibit 4 to Form 8-K of Lilly Industries, Inc.. dated April 22, 1996 and filed with the SEC on April 23, 1996)

         EXHIBIT 11 Computation of Earnings Per Share

         EXHIBIT 27 Financial Data Schedule

(b) The Company filed a report on Form 8-K on April 23, 1996. The report was dated April 22, 1996 and reported the acquisition of Guardsman Products, Inc.



Note:  All other item numbers under this section are not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LILLY INDUSTRIES, INC.  (Registrant)

July 15, 1996

                                    /s/ Douglas W. Huemme
                                    ---------------------------------------
                                    Douglas W. Huemme
                                    Chairman, President and
                                    Chief Executive Officer



                                    PRINCIPAL FINANCIAL OFFICER


July 15, 1996
                                    /s/ Roman J. Klusas
                                    ---------------------------------------
                                    Roman J. Klusas
                                    Vice President and
                                    Chief Financial Officer

EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE


LILLY INDUSTRIES, INC.
(In thousands, except per share data)

                                                      Three Months Ended          Six Months Ended
                                                  -------------------------       ----------------
                                                   May 31            May 31       May 31    May 31
                                                    1996             1995          1996      1995
                                                  -------           -------       ------    ------
Primary:
 Average shares outstanding                        22,600            22,800        22,600    22,800

 Net income                                       $   616           $ 5,808       $ 4,102   $10,455
 Net income per common share                      $  0.03           $  0.25       $  0.18   $  0.46
                                                  =======           =======       =======   =======

Average shares outstanding                         22,600            22,800        22,600    22,800
Dilutive stock options based
 on treasury stock method
 using average market
 price                                                400               500           400       500
                                                  -------           -------       -------   -------
                                                   23,000            23,300        23,000    23,300

 Net income                                       $   616           $ 5,808       $ 4,102   $10,455
 Net income per common
  and common equivalent
  share                                           $  0.03           $  0.25       $  0.18   $  0.45
                                                  =======           =======       =======   =======

Fully diluted:
 Average shares outstanding                       22,600             22,800        22,600    22,800
 Dilutive stock options based
  on the treasury stock
  method using the higher
  of quarter end or average
  market price                                        400               500           400       500
                                                  -------           -------       -------   -------
                                                   23,000            23,300        23,000    23,300

 Net income                                       $   616           $ 5,808       $ 4,102   $10,455
 Net income per common
  and common equivalent
  share                                           $  0.03           $  0.25       $  0.18   $  0.45
                                                  =======           =======       =======   =======