Form 10-Q
period 1996-08-31
LILLY INDUSTRIES INC
filed 1996-10-15
CIK 59479

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended August 31, 1996

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

                                                Yes   X    No



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


     Number of shares outstanding at September 30, 1996:

                           Class A Common            22,331,000
                           Class B Common               365,000

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                            Three Months Ended
                                                         August 31     August 31
                                                           1996          1995
                                                        -----------------------

Net sales                                                $ 150,859    $  79,705

Costs and expenses:
 Cost of products sold                                      94,671       54,586
 Selling, administrative and general                        33,322       14,179
 Research and development                                    4,757        3,027
                                                         ---------    ---------

                                                           132,750       71,792
                                                         ---------    ---------

                            OPERATING INCOME                18,109        7,913

Other income (expense):
 Interest income and sundry                                    132          167
 Interest expense                                           (5,449)        (451)
                                                         ---------    ---------

                                                            (5,317)        (284)
                                                         ---------    ---------

                            INCOME BEFORE INCOME TAXES      12,792        7,629

Income Taxes                                                 5,780        3,052
                                                         ---------    ---------

                            NET INCOME                   $   7,012    $   4,577
                                                         =========    =========

Cash dividends per share--Note B $                            0.08    $    0.08
                                                         =========    =========
Average number of shares and equivalent shares
 of capital stock outstanding--Note B                       23,100       23,100
                                                         =========    =========

Net income per share--Note B $                                0.30    $    0.20
                                                         =========    =========


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                            Nine Months Ended
                                                         August 31     August 31
                                                            1996          1995
                                                        -----------------------

Net sales                                                $ 355,841    $ 245,559

Costs and expenses:
 Cost of products sold                                     228,118      165,030
 Selling, administrative and general                        76,776       44,545
 Research and development                                   12,547        9,698
 Restructuring charges                                       9,607            0
                                                         ---------    ---------

                                                           327,048      219,273
                                                         ---------    ---------

                            OPERATING INCOME                28,793       26,286

Other income (expense):
 Interest income and sundry                                    471          349
 Interest expense                                           (9,073)      (1,581)
                                                         ---------    ---------

                                                            (8,602)      (1,232)
                                                         ---------    ---------

                            INCOME BEFORE INCOME TAXES      20,191       25,054

Income Taxes                                                 9,077       10,022
                                                         ---------    ---------

                            NET INCOME                   $  11,114    $  15,032
                                                         =========    =========

Cash dividends per share--Note B                         $    0.24    $    0.23
                                                         =========    =========
Average number of shares and equivalent shares
 of capital stock outstanding--Note B                       23,050       23,200
                                                         =========    =========

Net income per share--Note B                             $    0.48    $    0.65
                                                         =========    =========


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                        August 31    November 30
                                                          1996            1995
                                                       ------------------------

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                              $   9,749     $  20,260
 Accounts receivable, less allowances
  for doubtful accounts (8/31/96, $3,078;
  11/30/95, $2,051)                                        82,981        40,911
 Inventories--Note C                                       46,156        15,411
 Other                                                      8,037           349
                                                        ---------     ---------

                            TOTAL CURRENT ASSETS          146,923        76,931


OTHER ASSETS                                               26,771        13,781

INTANGIBLE ASSETS                                         254,419        47,401

PROPERTY AND EQUIPMENT
 Land, buildings and equipment                            121,066        86,273
 Allowances for depreciation (deduction)                  (40,900)      (40,804)
                                                        ---------     ---------
                                                           80,166        45,469
                                                        ---------     ---------

                                                        $ 508,279     $ 183,582
                                                        =========     =========















See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                    August 31    November 30
                                                      1996         1995
                                                    ---------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                   $  46,107    $  23,982
 Other                                                 19,596       10,415
 Current portion of long-term debt                     14,520        7,029
                                                    ---------    ---------

                       TOTAL CURRENT LIABILITIES       80,223       41,426


LONG-TERM DEBT                                        262,680       21,200

OTHER LIABILITIES                                      49,489       11,582

SHAREHOLDERS' EQUITY Capital stock:
  Class A (limited voting)                             15,082       14,947
  Class B (voting)                                        300          300
 Additional capital                                    75,125       73,450
 Retained earnings                                     57,139       51,446
 Currency translation adjustments                          94          288
 Cost of capital stock in treasury
  (deduction)                                         (31,853)     (31,057)
                                                    ---------    ---------
                                                      115,887      109,374
                                                    ---------    ---------
                                                    $ 508,279    $ 183,582
                                                    =========    =========











See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                                    Nine Months Ended
                                                                   August 31   August 31
                                                                     1996        1995
                                                                 ---------    ---------
OPERATING ACTIVITIES
 Net income                                                      $  11,114    $  15,032
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                     4,618        3,406
    Amortization of intangibles                                      6,096        2,931
    Restructuring charges                                            9,607           --
    Deferred income taxes                                           (3,000)        (100)
    Changes in operating  assets and  liabilities,
     net of effects from acquired business:
      Accounts receivable                                           (4,238)       3,052
      Inventories                                                   (5,240)       3,621
      Other current assets                                             299          (52)
      Accounts payable and other current liabilities                  (521)     (12,066)
     Sundry                                                          3,571       (1,226)
                                                                 ---------    ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                     22,306       14,598

INVESTING ACTIVITIES
 Purchases of property and equipment                               (15,433)      (8,106)
 Payment for acquired business                                    (235,000)          --
 Sundry                                                              1,598       (2,597)
                                                                 ---------    ---------
      NET CASH USED BY INVESTING ACTIVITIES                       (248,835)     (10,703)

FINANCING ACTIVITIES
 Cash dividends paid                                                (5,417)      (5,230)
 Proceeds from short-term and long-term borrowings                 292,000           --
 Principal payments on short-term and
  long-term borrowings                                             (71,578)      (7,060)
Purchases of capital stock for treasury                                 --       (2,543)
Sundry                                                               1,013        1,017
                                                                 ---------    ---------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             216,018      (13,816)

                                                                 ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                              (10,511)      (9,921)

Cash and cash equivalents at beginning of year                      20,260       26,581
                                                                 ---------    ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 9,749    $  16,660
                                                                 =========    =========








See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES

AUGUST 31, 1996

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


NOTE C--INVENTORIES

The  principal   inventory   classifications   are  summarized  as  follows  (in
thousands):

                                               August 31         November 30
                                                 1996                1995
                                              ----------         -----------

         Finished products                     $ 25,100            $ 11,065
         Raw materials                           28,594              12,584
                                               --------            --------
                                                 53,694              23,649
         Less adjustment of certain
         inventories to last in,
         first out (LIFO) basis                   7,538               8,238
                                               --------            --------

                                               $ 46,156            $ 15,411
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

                                            Costs Paid      Ending
                             Provision      or Charged      Balance
Facilities, equipment,
  inventories, and other      $7,827         $  365         $7,462
Termination benefits           1,780             25          1,755
                              ------         ------         ------
                              $9,607         $  390         $9,217
                              ======         ======         ======

Costs associated with the planned closure of former Guardsman facilities and related reductions in workforce are recorded as liabilities in the opening balance sheet of the combined entity as of the acquisition date. The components of these liabilities and amounts paid or charged against these reserves are as follows (in thousands):

                                                Costs Paid         Ending
                                 Liabilities    or Charged         Balance
Facilities, equipment,
  inventories, and other          $6,532          $1,100          $5,432
Termination benefits               2,476             700           1,776
                                  ------          ------          ------
                                  $9,008          $1,800          $7,208
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

The following unaudited pro forma consolidated results of operations for the nine months ended August 31, 1996 and 1995 are stated as though the acquisition occurred on December 1, 1994 (in thousands, except per share data):

                                          Nine Months Ended
                                    August 31,          August 31,
                                      1996                 1995
                                   -----------         -----------
Net sales                           $445,587             $434,697
Net income                            13,105*              18,990
Net income per share                    .57*                  .82

*Pro  forma   results  for  the  nine  months  ended  August  31,  1996  include restructuring charges of $9,607 which reduced net income by $5,284 or $.23 per share.

The pro forma consolidated results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at December 1, 1994, or of future results of operations.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Sales and Earnings Set Records
Both sales and earnings reached record levels for our third quarter ended August
31. Sales rose 89 percent to $150.9 million compared with $79.7 million for last year's third quarter. Third quarter earnings were also a record -- $7.0 million -- 53 percent ahead of the $4.6 million earned in last year's third quarter. Earnings per share for the comparable third quarters were 30 cents for 1996 and 20 cents for 1995.

The sales gain is largely the result of our obtaining a full three months of revenue contribution from Guardsman Products, Inc. (Guardsman), which we acquired last April, as well as generally improved sales across our entire product line. The improved earnings reflect both better profits from our core businesses as well as an enhanced profit contribution from Guardsman.

Cost Savings Increase
Our goal to reduce the redundant expenses that accompanied our acquisition of Guardsman appears well in hand. To date we've eliminated $15 million on an annualized basis -- after owning Guardsman for only five months. Initially, we expected to eliminate at least $20 million from annual operating costs after twelve to twenty-four months of combined operations. That $20 million goal now seems rather conservative, and $25 million is more probable.

As part of our cost savings program, we sold a resin plant in Grand Rapids, Michigan in August. We also announced plans to close an aging coatings manufacturing plant in Jamestown, New York. Both closings are expected to further reduce costs.

These and other cost savings are expected to more than cover the interest expense on the $235 million we borrowed to acquire Guardsman. Consequently, once the identified cost savings have been fully realized, we expect all of Guardsman's pre-tax earnings ($15 million in calendar year 1995) to contribute to our net income.

Powder Coatings Plant Purchased
We recently purchased an ultra-modern powder coatings manufacturing plant located at University Research Park in Charlotte, North Carolina. This gives us the capacity to roughly double our sales of powder coatings, which is our fastest growing product line. Our powder coatings plant in Kansas City is presently operating efficiently, but at capacity, and therefore we needed a second plant to sustain our momentum.

The facility itself is as modern and up-to-date as any in the U.S. In addition, its superb location gives us access to many new customers in the East and Southeast as well as the ability to service the entire U.S. from two strategic locations.

231st Consecutive Dividend
The Board of Directors declared its regular quarterly dividend of 8 cents per share, payable January 2, 1997 to shareholders of record at the close of business on December 11, 1996. This is the 231st consecutive dividend paid by Lilly Industries, Inc.

Near-term Outlook
We expect sales and earnings to increase for the fourth quarter of fiscal 1996 compared with the fourth quarter of fiscal 1995 because:

o The fiscal 1996 fourth quarter will include all of Guardsman's sales compared with none in 1995.

o        Sales have generally improved compared to levels a year ago.

o Operating expenses, as a percent of sales, are moving lower as cost savings plans continue to be implemented.

Consequently, we believe profits for our fiscal year ended November 30, 1996 will exceed those of last year, except for the onetime restructuring charge of $9.6 million incurred in the second quarter related to the acquisition of Guardsman last April.

                           PART II: OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


(a)     The following exhibits are included or incorporated by reference herein:

                  EXHIBIT 2Merger Agreement, dated March 4, 1996, by and among Lilly Industries, Inc., LP Acquisition Corporation, and Guardsman Products, Inc. (incorporated by reference to Exhibit 2 to Form 8-K of Lilly Industries, Inc. dated April 22, 1996 and filed with the SEC on April 23, 1996)

                  EXHIBIT 4Credit Agreement, dated as of April 8, 1996, between Lilly Industries, Inc., the Lenders Signatory Thereto, NBD Bank, N.A., as Agent, and Harris Trust and Savings Bank, Comerica Bank, Mercantile Bank of St. Louis, and Bank One, Indianapolis, N.A., as Co-Agents (incorporated by reference to Exhibit 4 to Form 8-K of Lilly Industries, Inc.. dated April 22, 1996 and filed with the SEC on April 23, 1996)

                  EXHIBIT 11 Computation of Earnings Per Share

                  EXHIBIT 27 Financial Data Schedule


(b) The Company did not file any reports on Form 8-K during the three months ended August 31, 1996.



Note:  All other item numbers under this section are not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LILLY INDUSTRIES, INC.  (Registrant)

October 15, 1996

                                        /s/ Douglas W. Huemme
                                        ------------------------------
                                        Douglas W. Huemme
                                        Chairman, President and
                                        Chief Executive Officer



                                        PRINCIPAL FINANCIAL OFFICER


October 15, 1996

                                         /s/ Kenneth L. Mills
                                        ------------------------------
                                         Kenneth L. Mills
                                         Director of Corporate Accounting