Form 10-K
period 1996-11-30
LILLY INDUSTRIES INC
filed 1997-02-27
CIK 59479

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year ended November 30, 1996

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
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                           Identification No.)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 13, 1997 was $408,000,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 13, 1997.

22,431,987 shares of Class A Common Stock, without par value
339,691 shares of Class B Common Stock, without par value


                       DOCUMENTS INCORPORATED BY REFERENCE

Part II: Items 5                      Annual Report to Shareholders for Fiscal
 through 8                            Year Ended November 30, 1996

Part III: Items 10                    Proxy Statement for Annual Meeting of
 through 13                           Shareholders to be held April 24, 1997

                                     PART I

Item 1.  Business.

                              Business Description

         Lilly Industries, Inc. (referred to herein as "Lilly" or the "Company") was incorporated under the laws of the State of Indiana on December 5, 1888. The Company is principally in the business of formulating, producing and selling industrial coatings to manufacturing companies. The Company also markets various household furniture care and automotive aftermarket products. No one class of similar products (other than protective and decorative coatings) accounted for 10% or more of consolidated revenues of the Company in any of the last three fiscal years, and the Company has only one reportable industry segment. The Company employs approximately 2,140 people.

    On April 8, 1996 the Company acquired all the outstanding shares of Guardsman Products, Inc.("Guardsman") for $235 million in cash. Like the Company, Guardsman was in the business of formulating, producing and selling industrial coatings. Guardsman also marketed various household furniture care and automotive aftermarket products.

   The Company's principal products include wood coatings for furniture, building products and cabinets; coil coatings for building products, appliances and transportation equipment; specialty coatings for a variety of metal products and fiberglass reinforced products; powder coatings for a variety of metal products; glass coatings for mirrors; household furniture care products; and automotive aftermarket products. The Company manufactures its industrial coatings from a variety of resins, pigments, solvents and other chemicals, the bulk of which are obtained from petrochemical feed stocks. In addition, the Company uses silver and copper. Under normal conditions, all of these raw materials are available on the open market, although prices and availability are subject to fluctuation from time to time.

     The Company's products are sold into industrial markets through a technical sales force of approximately 590 people. Some products are also sold through retail outlets or through distributors. The Company sold products to approximately 6,000 different industrial customers during 1996.(1)

--------
(1) References in this Form 10-K are references to the Company's fiscal years ended November 30, 1994, 1995 and 1996.

     Most of the Company's customers are located throughout the United States and Canada, with remaining customers concentrated in Asia and Europe. No material part of the business is dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the Company. During 1996, the Company's operations outside the United States accounted for approximately 17% of its total net sales. Information concerning the Company's net sales, pre-tax profit and assets in foreign countries and the United States for the three years ended November 30, 1996 is set forth in Note 9 in the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders. Note 9 is incorporated herein by reference.

      Lilly's Corporate Technology Center as well as laboratories at its major facilities emphasize the development of product finishes to meet specific requirements of customers and the maintenance of quality throughout the manufacturing process. They are also engaged in research directed toward the development of new products and new manufacturing and application techniques. Research and development expenses were $17.3 million (3.4% of net sales),$13.2 million (4.0% of net sales), and $13.0 million (3.9% of net sales) for the years ended November 30, 1996, 1995 and 1994, respectively. Future research and development expenses as a percent of net sales are anticipated to remain at current levels with emphasis on new product development.

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

       The industrial coatings industry is very competitive. There are more than 700 manufacturers of protective and decorative coatings in North America. Manufacturers are comprised of large international companies as well as small regional firms. No one manufacturer dominates. Competitive advantages include developing coatings that meet specific customer requirements, pricing those coatings competitively and delivering quality products on time. Industrial coatings manufacturers also need to keep pace with technological developments particularly as they relate to environmental demands.

        Lilly is among the five largest manufacturers of industrial coatings in North America based on annual sales to industrial customers. The Company is the leading supplier of residential wood furniture coatings and also has a strong presence in other product markets. Although Lilly is among the top five producers of industrial coatings, some competitors have far greater financial resources than the Company.

      The Company undertakes to comply with applicable laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment and the Company believes it is in substantial compliance with such federal, state and local provisions. Capital expenditures for this purpose were not material in fiscal 1996, and capital expenditures for this purpose are not anticipated to be material for 1997.

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

                        Executive Officers of the Company

     The executive officers of the Company, the age of each, the positions and offices held by each during the last five years, and the period during which each has served in such positions and offices are as follows:

     Name of
Executive Officer            Age               Positions and Offices Held

Larry H. Dalton              49                Vice President - Operations
                                               and Manufacturing since July,
                                               1994; General Manager of the
                                               Company's Indianapolis Division
                                               from  prior to 1992 to
                                               July, 1994.

William C. Dorris            53                Director since 1989; Vice
                                               President - Corporate
                                               Development since July, 1994;
                                               General Manager of the
                                               Company's High Point Division
                                               from prior to 1992 to July,
                                               1994; of the Company's
                                               Templeton Division from prior
                                               to 1992 to July, 1994; and of
                                               the Company's Dallas Division
                                               from 1993 to July, 1994.

Douglas W. Huemme            55                Director since 1990; Chairman,
                                               President and Chief Executive
                                               Officer of the Company since
                                               prior to 1992.

A. Barry Melnkovic           39                Vice President - Human
                                               Resources since April, 1996;
                                               Director, Corporate Employee &
                                               Labor Relations and Director
                                               Corporate Compensation and
                                               Benefits, Cummins Engine
                                               Company, Inc., August, 1993 to
                                               February, 1996; Division Human
                                               Resource Manager, Ashland
                                               Chemical, Inc. from prior to
                                               1992 to August,  1993.

Kenneth L. Mills             48                Assistant Secretary since prior
                                               to 1992; Treasurer from prior
                                               to 1992 until October, 1993;
                                               Corporate Accounting Director
                                               since October, 1993.

     Each executive officer will serve as such until his successor is chosen and qualified. No family relationships exist among the Company's executive officers.

Item 2.  Properties.

     The Company has 31 principal facilities. The locations and approximate square footage at those facilities are as follows:

     Location                                                        Square Feet

     High Point, North Carolina (2 locations)                          320,000
     Indianapolis, Indiana (2 locations)                               296,000
     Grand Rapids, Michigan                                            165,000
     Fremont, Michigan                                                 120,000
     North Kansas City, Missouri                                       106,000
     London, Ontario, Canada                                           103,000
     Bowling Green, Kentucky                                            94,000
     Moline, Illinois                                                   76,000
     Cornwall, Ontario, Canada                                          71,000
     Kaohsiung Hsien, Taiwan, R.O.C.                                    64,000
     Montebello, California                                             58,000
     Charlotte, North Carolina                                          57,000
     Rocky Hill, Connecticut                                            57,000
     Gardena, California                                                52,000
     Paulsboro, New Jersey                                              47,000
     Dothan, Alabama                                                    42,000
     South Gate, California                                             41,000
     Dallas, Texas                                                      36,000
     Little Rock, Arkansas                                              35,000
     Seattle, Washington                                                30,000
     Elkhart, Indiana                                                   25,000
     Guangdon, China                                                    25,000
     Selangor, Malaysia                                                 20,000
     Davie, Florida                                                     14,000
     Woodbridge, Connecticut                                            13,000
     Ballinamore, Ireland                                               12,000
     Oxfordshire, England                                               12,000
     Wallenfels, West Germany                                            9,000
     Singapore                                                           1,000

All of these principal facilities noted above are owned directly or indirectly by the Company, except for the facilities in Grand Rapids, Michigan, Gardena, California, Guangdon, China, Selangor, Malaysia, Oxfordshire, England, and Singapore which are leased. The facilities are of varying ages, and are well maintained and adequate for their present uses. Additional productive capacity at these facilities is generally available by increasing the number of shifts worked. The Company also owns the Corporate Technology Center and office facilities in Indianapolis which contain approximately 37,000 square feet.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.       Market for Company's Common Equity and Related
              Stockholder Matters.

     The information required by this item is incorporated by reference herein from the information included under caption "Dividend Information and Common Stock Prices" in the Company's 1996 Annual Report to Shareholders and is included in Exhibit 13. There is no established public trading market for the Company's Class B Common Stock.

Item 6.       Selected Financial Data.

     The information required by this item is incorporated by reference herein from the information included under the caption "Selected Financial Data" in the Company's 1996 Annual Report to Shareholders and is included in Exhibit 13.

Item 7.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition.

     The information required by this item is incorporated by reference herein from the information included under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1996 Annual Report to Shareholders and is included in Exhibit 13.

Item 8.       Financial Statements and Supplementary Data.

     The consolidated financial statements of the Company are incorporated by reference from the Company's 1996 Annual Report to Shareholders and are included in Exhibit 13.

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.

     No information is required to be disclosed under this item of this report pursuant to Instruction 1 to Item 304.

                                    PART III

Item 10.              Directors and Executive Officers of the Company.

     The information required by this item with respect to directors of the Company is incorporated herein by reference from the section entitled "Proposal I, Election of Directors" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held April 24, 1997. See Part I, for a list of the Company's executive officers, and their ages, positions and offices.

Item 11.              Executive Compensation.

     The information required by this item is incorporated herein by reference from the sections entitled "Cash Compensation of Executive Officers" and "Non-Cash Compensation Arrangements" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held April 24, 1997.

Item 12.              Security Ownership of Certain Beneficial Owners and
                      Management.

     The information required by this item is incorporated herein by reference from the sections entitled "Outstanding Shares and Voting Rights" and "Proposal I, Election of Directors" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held April 24, 1997.

Item 13.              Certain Relationships and Related Transactions.

     The information required by this item, if any, is incorporated herein by reference from the section entitled "Proposal I, Election of Directors" of the Company's definitive Proxy statement relating to its Annual Meeting of Shareholders to be held April 24, 1997.

                                     PART IV

Item 14.              Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K.

(a)-1 The following items, included in the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference and are included herein in Exhibit 13.

          Report of Independent Auditors

          Consolidated Balance Sheets --
          November 30, 1996 and 1995

          Consolidated Statements of Income and Retained Earnings -- Years ended November 30, 1996, 1995 and 1994

          Consolidated Statements of Cash
          Flows -- Years ended November 30, 1996,
          1995 and 1994

          Notes to Consolidated Financial
          Statements -- November 30, 1996


(a)-2 The following financial statement schedule is filed as a part of this report.


Schedule

          Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)-3         Exhibits.

     Exhibits Incorporated by Reference

     2 Merger Agreement, dated March 4, 1996, by and among Lilly Industries, Inc., LP Acquisition Corporation and Guardsman Products, Inc. This document is incorporated by reference to Exhibit 2 to the Company's Form 8-K Current Report filed with the SEC on April 22, 1996.

     3(b) The Company's Code of By-Laws, as amended. This exhibit is incorporated by reference to Exhibit 3(b) to the Company's Form 10-K Annual Report for the fiscal year ended November 30, 1993.

     4(a) Rights agreement, dated as of January 12, 1996, between Lilly Industries, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent. This Document is incorporated by reference to Exhibit 4 to the Company's Form 8-A filed with the SEC on January 23, 1996.

     4(b)             See Exhibit 10(h).

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

     *10(d) Lilly Industries, Inc. Second Unfunded Supplemental Retirement Plan effective June 4, 1990. This exhibit is incorporated by reference to Exhibit 10(f) to the Company's Form 10-K Annual Report for the fiscal year ended November 30, 1990.

     *10(e) Lilly Industries, Inc. Termination Benefits Agreement (form of agreement applicable to 2 officers). This exhibit is incorporated by reference to Exhibit 10(g) to the Company's Form 10-K Annual Report for the fiscal year ended November 30, 1990.

     *10(f) Lilly Industries, Inc. 1991 Director Stock Option Plan. This exhibit is incorporated by reference to
                      Exhibit 10(i) to the Company's Form 10-K Annual Report for the fiscal year ended November 30, 1991.

     *10(g)           Lilly Industries, Inc. 1992 Stock Option Plan.
                      This exhibit is incorporated by reference to Exhibit 10(j) to the Company's Form 10-K Annual Report for the fiscal year ended November 30, 1991.

     10(h) Credit Agreement, dated as of April 8, 1996, between Lilly Industries, Inc., the Lenders Signatory thereto, NBD Bank, N.A., as Agent and Harris Trust and Savings Bank, Comerica Bank, Mercantile Bank of St. Louis and Bank One, Indianapolis, N.A., Co-Agents. This document is incorporated by reference to Exhibit 4 to the Company's Form 8-K Current Report filed with the SEC on April 22, 1996.

     -------------------

     * Management contracts and compensatory plans required to be filed pursuant to Item 14(c) of Form 10-K.

     Exhibits Filed Herewith:


     3(a)             The Company's Amended and Restated Articles of
                      Incorporation.

  *  10(i)            Lilly Industries, Inc. Executive Retirement Plan
                      (effective as of January 1, 1996).

  *  10(j)            Lilly Industries, Inc. Replacement Plan (effective
                      as of January 1, 1996) and Trust Agreement for Lilly
                      Industries, Inc. Replacement Plan between Lilly
                      Industries, Inc. and Bankers Trust Company of Des Moines dated September 27, 1996.

     11               Computation of Earnings Per Share.

     13               Excerpts from the Lilly Industries, Inc. 1996
                      Annual Report.

     21               List of Subsidiaries.

     23               Consent of Ernst & Young LLP.

     27               Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the fourth quarter of fiscal year 1996.

     (c) The response to this portion of this item is submitted as a separate section of this report.

     (d) The response to this portion of this item is submitted as a separate section of this report.
----------

     * Management contracts and compensatory plans required to be filed pursuant to Item 14(c) of Form 10-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:         February 21, 1997
                                                 LILLY INDUSTRIES, INC.


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

        Signature                      Title                         Date
----------------------------     -------------------          ------------------
(1)  Principal Executive
     Officer and Director


/s/ Douglas W. Huemme            Chairman, President           February 21, 1997
-----------------------          and Chief Executive
Douglas W. Huemme                Officer



(2)  Corporate Accounting
     Director and Principal
     Accounting Officer


/s/ Kenneth L. Mills             Corporate Accounting          February 21, 1997
-----------------------          Director and
Kenneth L. Mills                 Assistant Secretary

(4)  A majority of the
     Board of Directors


/s/  H. J. Baker                 Director                     February 21, 1997
----------------------
H. J. (Jack) Baker


/s/ James M. Cornelius           Director                     February 21, 1997
----------------------
James M. Cornelius



/s/ William C. Dorris            Director                     February 21, 1997
----------------------
William C. Dorris



/s/ Paul K. Gaston               Director                     February 21, 1997
----------------------
Paul K. Gaston



/s/ Harry Morrison, Ph.D.        Director                     February 21, 1997
----------------------
Harry Morrison, Ph.D.



/s/ John D. Peterson             Director                     February 21, 1997
----------------------
John D. Peterson



/s/ Thomas E. Reilly, Jr.        Director                     February 21, 1997
----------------------
Thomas E. Reilly, Jr.



/s/ Van P. Smith                 Director                     February 21, 1997
----------------------
Van P. Smith



/s/ Richard A. Steele            Director                     February 21, 1997
----------------------
Richard A. Steele

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                    LILLY INDUSTRIES, INC. AND SUBSIDIARIES



COL. A                          COL. B                             COL. C                           COL. D             COL. E
------                          ------         ----------------------------------------------       ------             ------
                                                                  Additions
Description                     Balance at         (1)               (2)             (3)            Deductions-         Balance
                                Beginning       Charged to        Charged to      Acquired in        Describe          at End of
                                of Period       Costs and        Other Accounts    Business                             Period
                                                Expenditures      -Describe       Combination
Year ended November 30, 1996:
     Reserve and allowances
          deducted from asset
          accounts:
     Allowance for doubtful
          accounts receivable   $2,050,922       $  510,826       $   --            $729,307           $585,296 (A)     $2,705,759
                                ==========       ==========       ======            ========           ========         ==========

Year ended November 30, 1995:
     Reserves and allowances
          deducted from asset
          accounts:
     Allowance for doubtful
     accounts receivable        $1,758,769       $  600,717       $   --            $     --           $308,564 (A)     $2,050,922
                                ==========       ==========       ======            ========           ========         ==========

Year ended November 30, 1994:
     Reserves and allowances
          deducted from asset
          accounts:
     Allowance for doubtful
          accounts receivable   $1,353,042       $  790,422       $   --            $     --           $384,695 (A)     $1,758,769
                                ==========       ==========       ======            ========           ========         ==========




Note A - Uncollectible accounts receivable charged off, net of recoveries.