Form 10-Q
period 1997-02-28
LILLY INDUSTRIES INC
filed 1997-04-14
CIK 59479

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended February 28, 1997

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

                                                Yes   X    No



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                 Number of shares outstanding at March 31, 1997:

                     Class A Common                   22,507,000
                     Class B Common                      353,000

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                        Three Months Ended
                                                    February 28    February 29
                                                        1997           1996
                                                   --------------------------

Net sales                                             $ 142,160    $  73,271

Costs and expenses:
 Cost of products sold                                   90,112       49,210
 Selling, administrative and general                     34,001       14,869
 Research and development                                 4,595        3,172
                                                      ---------    ---------

                                                        128,708       67,251
                                                      ---------    ---------

                         OPERATING INCOME                13,452        6,020

Other income (expense):
 Interest income and sundry                                 150          166
 Interest expense                                        (5,040)        (471)
                                                      ---------    ---------

                                                         (4,890)        (305)
                                                      ---------    ---------

                         INCOME BEFORE INCOME TAXES       8,562        5,715

Income Taxes                                              3,852        2,229
                                                      ---------    ---------

                         NET INCOME                   $   4,710    $   3,486
                                                      =========    =========

Cash dividends per share--Note B                      $    0.08    $    0.08
                                                      =========    =========
Average number of shares and equivalent shares
 of capital stock outstanding--Note B                    23,300       22,900
                                                      =========    =========

Net income per share--Note B                          $    0.20    $    0.15
                                                      =========    =========


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                        February 28  November 30
                                                           1997         1996
                                                        ------------------------

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $  4,372      $  6,790
 Accounts receivable, less allowances
  for doubtful accounts (2/28/97, $2,844;
  11/30/96, $2,706)                                        86,751        84,592
 Inventories--Note C                                       48,382        47,546
 Other                                                     11,820        19,790
                                                         --------      --------

                            TOTAL CURRENT ASSETS          151,325       158,718


OTHER ASSETS                                               26,083        23,749

INTANGIBLE ASSETS                                         255,973       258,811

PROPERTY AND EQUIPMENT
 Land, buildings and equipment                            129,201       127,538
 Allowances for depreciation (deduction)                  (48,857)      (46,956)
                                                         --------      --------
                                                           80,344        80,582
                                                         --------      --------

                                                         $513,725      $521,860
                                                         ========      ========









See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                        February 28  November 30
                                                            1997        1996
                                                        ------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                        $  56,718    $  56,593
 Other                                                      28,734       35,022
 Current portion of long-term debt                          16,675       16,524
                                                         ---------    ---------

                            TOTAL CURRENT LIABILITIES      102,127      108,139


LONG-TERM DEBT                                             239,886      245,037

OTHER LIABILITIES                                           46,077       46,795

SHAREHOLDERS' EQUITY Capital stock:
  Class A (limited voting)                                  15,150       15,103
  Class B (voting)                                             300          300
 Additional capital                                         76,200       75,433
 Retained earnings                                          65,881       62,990
 Currency translation adjustments                              284           88
 Cost of capital stock in treasury
  (deduction)                                              (32,180)     (32,025)
                                                         ---------    ---------
                                                           125,635      121,889
                                                         ---------    ---------
                                                         $ 513,725    $ 521,860
                                                         =========    =========











See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                           Three Months Ended
                                                        February 28  February 29
                                                             1997        1996
                                                        ------------------------
OPERATING ACTIVITIES:
 Net income                                              $  4,710      $  3,486
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                            2,211         1,195
    Amortization of intangibles                             2,906           900
    Changes in operating assets and liabilities:
      Accounts receivable                                  (2,159)         (291)
      Inventories                                            (836)       (5,098)
      Accounts payable and accrued expenses                (6,163)       (1,310)
     Sundry                                                 3,077        (1,031)
                                                         --------      --------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      3,746        (2,149)

INVESTING ACTIVITIES:
 Purchases of property and equipment                       (3,556)       (3,315)
 Sundry                                                     3,551            32
                                                         --------      --------
      NET CASH USED BY INVESTING ACTIVITIES                    (5)       (3,283)

FINANCING ACTIVITIES:
 Cash dividends paid                                       (1,819)       (1,800)
 Principal payments on long-term debt                      (3,625)       (7,000)
 Net payments on revolving note                            (1,375)            0
 Sundry                                                       660           479
                                                         --------      --------
      NET CASH USED BY FINANCING ACTIVITIES                (6,159)       (8,321)

                                                         --------      --------
      DECREASE IN CASH AND CASH EQUIVALENTS                (2,418)      (13,753)

Cash and cash equivalents at beginning of year              6,790        20,260
                                                         --------      --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  4,372      $  6,507
                                                         ========      ========














See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES

FEBRUARY 28, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1996.


NOTE B--SHARE AND PER SHARE AMOUNTS

Equivalent shares of capital stock represent additional shares assumed issued upon exercise of stock options.


NOTE C--INVENTORIES

The  principal   inventory   classifications   are  summarized  as  follows  (in
thousands):

                                              February 28    November 30
                                                 1997            1996
                                              ----------     ------------

         Finished products                     $ 26,235       $ 25,847
         Raw materials                           29,823         29,375
                                               --------       --------
                                                 56,058         55,222
         Less adjustment of certain
         inventories to last in,
         first out (LIFO) basis                   7,676          7,676
                                               --------       --------

                                               $ 48,382       $ 47,546
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

NOTE D--RESTRUCTURING

In 1996 the Company implemented plans for the consolidation of manufacturing facilities related to the Guardsman acquisition. These plans include the closure of some Lilly and Guardsman plants and workforce reductions. It is anticipated these plans will be completed by the end of fiscal 1997.

Costs associated with the planned closure of Lilly facilities and workforce reductions were recorded in the 1996 second quarter as a restructuring charge totaling $9,607,000, which reduced net income by $5,284,000 or $.23 per share. The components of the restructuring charge and amounts paid or charged against these reserves are as follows (in thousands):

                                                 Costs Paid       Ending
                                  Provision      or Charged       Balance
Facilities, equipment,
  inventories, and other          $ 7,827        $      365       $ 7,462
Termination benefits                1,780               574         1,206
                                  ----------     -----------      -------
                                  $ 9,607        $      939       $ 8,668
                                  ==========     ===========      =======

Costs associated with the planned closure of Guardsman facilities and workforce reductions were recorded as liabilities in the opening balance sheet of the combined entity as of the acquisition date. The components of these liabilities and amounts paid or charged against these reserves are as follows (in thousands):

                                                       Costs Paid      Ending
                                      Liabilities      or Charged      Balance
Facilities, equipment,
  inventories, and other              $ 6,532          $ 1,889         $ 4,643
Termination benefits                    2,476              878           1,598
                                      ----------       -------         -------
                                      $ 9,008          $ 2,767         $ 6,241
                                      ==========       =======         =======



NOTE E--ACQUISITION

On April 8, 1996 the Company acquired all the outstanding shares of Guardsman Products, Inc. ("Guardsman") for $235,000,000 in cash. The Company used $275,000,000 of senior secured credit facilities to finance the acquisition, pay-off existing debt and to pay related expenses. The acquisition was recorded using the purchase method and the consolidated financial statements include the results of operations of Guardsman since the date of acquisition. The fair value of net assets acquired include $40,031,000 net working capital, $50,246,000 noncurrent assets, $213,642,000 intangible assets, $28,549,000 long-term debt, and $40,370,000 noncurrent liabilities. Goodwill is being amortized by the straight-line method over 40 years.

The following unaudited pro forma consolidated results of operations for the three months ended February 28, 1997 and February 29, 1996 are stated as though the acquisition occurred on December 1, 1995 (in thousands, except per share data):

                                                  Three Months Ended
                                               February 28,     February 29,
                                                   1997             1996
                                               --------------------

                  Net sales                       $142,160       $141,398
                  Net income                         4,710          3,569
                  Net income per share                 .20            .16


The pro forma consolidated results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at December 1, 1995, or of future results of operations.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Record Sales and Earnings

Our sales and earnings set new records for performance for any first quarter in our history. Sales for the first quarter ended February 28 rose 94% to a record $142.2 million compared with $73.3 million for the same quarter a year earlier. Earnings increased to a first quarter record of $4.7 million, 35% above the $3.5 million recorded for the 1996 first quarter. Earnings per share were 20 cents for 1997 compared with 15 cents for 1996. The improvement in sales and earnings reflected the contribution realized from Guardsman Products, Inc. (Guardsman), which Lilly acquired last April, and improved operations from Lilly's core businesses.

Our first quarter results were on target with our projections. Traditionally, our first quarter revenues are lower than other quarters due to the seasonality of our customers' volume requirements. Thus, we were pleased with our increase in sales, which included contributions from the business acquired from Guardsman and improved sales of wood and metal coatings.

Earnings held up reasonably well, particularly in the face of the onetime costs we are incurring at new manufacturing facilities. These costs include start-up expenses associated with three new facilities located at Bowling Green, Kentucky; Charlotte, North Carolina; and Ballinamore, Ireland. Investments in new facilities are needed to satisfy customer requirements in 1998 and beyond.

On balance, this year's first quarter is a continuation of the progress we made during the last three quarters of fiscal 1996. We've moved through the acquisition of Guardsman in an accretive manner, and we are continuing with our plan to consolidate certain plants to improve manufacturing efficiencies. One such consolidation is the recently announced movement of all manufacturing from our South Gate, California facility to our Montebello, California site.

The consolidation of these two plants will improve raw material procurement, inventory management, manufacturing and customer service on the west coast.

New Chief Operating Officer

On February 24, 1997, Robert A. Taylor was appointed Executive Vice President and Chief Operating Officer of the Company. For the past 25 years, Bob Taylor has held various domestic and international technical and management positions within the industrial coatings industry. Most recently, he was the Vice President and General Manager of our global wood coatings business unit.

Technology Exchange Agreement

On February 20, 1997, Lilly reached an agreement with the Sigma Coatings Group ("Sigma"), a subsidiary of PetroFina, to enter into a technology exchange agreement between our respective coil coatings business units. Sigma is one of Europe's leading suppliers of chemical coatings.

This agreement will provide both companies with access to additional technologies to better serve market and customer requirements. Our combined coil research and development programs will be synergized by the support of the largest team of highly qualified scientists cooperating together on coil coatings projects.

233rd Consecutive Cash Dividend

The Board of Directors declared the 233rd consecutive quarterly cash dividend on March 21, 1997. The eight cent per share dividend will be paid on July 1, 1997 to shareholders of record on June 10, 1997.

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

April 14, 1997

                                            /s/ Douglas W. Huemme
                                            ------------------------------------
                                            Douglas W. Huemme
                                            Chairman, President and
                                            Chief Executive Officer



                                            PRINCIPAL FINANCIAL OFFICER


April 14, 1997
                                            /s/ Kenneth L. Mills
                                            ------------------------------------
                                            Kenneth L. Mills
                                            Corporate Accounting Director