Form 10-Q
period 1997-05-31
LILLY INDUSTRIES INC
filed 1997-07-15
CIK 59479

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended May 31, 1997

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

                                                          Yes   X    No



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                 Number of shares outstanding at June 30, 1997:

                      Class A Common            22,735,000
                      Class B Common               312,000

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                           Three Months Ended
                                                           May 31       May 31
                                                            1997           1996
                                                         -----------------------

Net sales                                                $ 154,238    $ 131,711

Costs and expenses:
 Cost of products sold                                      95,045       84,237
 Selling, administrative and general                        36,062       28,585
 Research and development                                    4,656        4,618
 Restructuring charge                                            0        9,607
                                                         ---------    ---------

                                                           135,763      127,047
                                                         ---------    ---------

                            OPERATING INCOME                18,475        4,664

Other income (expense):
 Sundry                                                        (29)         173
 Interest expense                                           (4,989)      (3,153)
                                                         ---------    ---------

                                                            (5,018)      (2,980)
                                                         ---------    ---------

                            INCOME BEFORE INCOME TAXES      13,457        1,684

Income Taxes                                                 6,056        1,068
                                                         ---------    ---------

                            NET INCOME                   $   7,401    $     616
                                                         =========    =========

Cash dividends per share--Note B                         $    0.08    $    0.08
                                                         =========    =========
Average number of shares and equivalent shares
 of capital stock outstanding--Note B                       23,400       23,000
                                                         =========    =========

Net income per share--Note B                            $     0.32    $    0.03
                                                         =========    =========


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                             Six Months Ended
                                                           May 31       May 31
                                                            1997         1996
                                                         -----------------------

Net sales                                                $ 296,398    $ 204,982

Costs and expenses:
 Cost of products sold                                     185,157      133,447
 Selling, administrative and general                        70,063       43,454
 Research and development                                    9,251        7,790
 Restructuring charge                                            0        9,607
                                                         ---------    ---------

                                                           264,471      194,298
                                                         ---------    ---------

                            OPERATING INCOME                31,927       10,684

Other income (expense):
 Sundry                                                        121          339
 Interest expense                                          (10,029)      (3,624)
                                                         ---------    ---------

                                                            (9,908)      (3,285)
                                                         ---------    ---------

                            INCOME BEFORE INCOME TAXES      22,019        7,399

Income Taxes                                                 9,908        3,297
                                                         ---------    ---------

                            NET INCOME                   $  12,111    $   4,102
                                                         =========    =========

Cash dividends per share--Note B                         $    0.16    $    0.16
                                                         =========    =========
Average number of shares and equivalent shares
 of capital stock outstanding--Note B                       23,400       23,000
                                                         =========    =========

Net income per share--Note B                             $    0.52    $    0.18
                                                         =========    =========


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                         May 31     November 30
                                                          1997         1996
                                                        ------------------------

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                              $   9,321     $   6,790
 Accounts receivable, less allowances
  for doubtful accounts (5/31/97, $2,817;
  11/30/96, $2,706)                                        82,024        84,592
 Inventories--Note C                                       48,681        47,546
 Other                                                     12,219        19,790
                                                        ---------     ---------

                            TOTAL CURRENT ASSETS          152,245       158,718


OTHER ASSETS                                               24,971        23,749

INTANGIBLE ASSETS                                         251,387       258,811

PROPERTY AND EQUIPMENT
 Land, buildings and equipment                            131,153       127,538
 Allowances for depreciation (deduction)                  (50,653)      (46,956)
                                                        ---------     ---------
                                                           80,500        80,582
                                                        ---------     ---------

                                                        $ 509,103     $ 521,860
                                                        =========     =========















See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                           May 31    November 30
                                                            1997         1996
                                                        ------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                        $  50,447    $  56,593
 Other                                                      32,844       35,022
 Current portion of long-term debt                          20,520       16,524
                                                         ---------    ---------

                            TOTAL CURRENT LIABILITIES      103,811      108,139


LONG-TERM DEBT                                             230,261      245,037

OTHER LIABILITIES                                           43,665       46,795

SHAREHOLDERS' EQUITY Capital stock:
  Class A (limited voting)                                  15,213       15,103
  Class B (voting)                                             300          300
 Additional capital                                         77,033       75,433
 Retained earnings                                          71,452       62,990
 Currency translation adjustments                              (65)          88
 Cost of capital stock in treasury
  (deduction)                                              (32,567)     (32,025)
                                                         ---------    ---------
                                                           131,366      121,889
                                                         ---------    ---------
                                                         $ 509,103    $ 521,860
                                                         =========    =========











See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                             Six Months Ended
                                                            May 31       May 31
                                                             1997         1996
                                                         ------------------------
OPERATING ACTIVITIES:
 Net income                                               $  12,111    $   4,102
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                              4,449        3,008
    Amortization of intangibles                               5,881        3,142
    Restructuring charge                                          0        9,607
    Deferred income taxes                                     1,610       (4,000)
    Changes in operating  assets and  liabilities,
      net of effects from acquired business:
       Accounts receivable                                    2,568       (2,475)
       Inventories                                           (1,135)      (4,707)
       Accounts payable and accrued expenses                 (8,324)       1,409
    Sundry                                                      (74)       4,428
                                                          ---------    ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES              17,086       14,514

INVESTING ACTIVITIES:
 Purchases of property and equipment                         (6,202)      (6,505)
 Payment for acquired business                                    0     (235,000)
 Sundry                                                       4,908         (879)
                                                          ---------    ---------
      NET CASH USED BY INVESTING ACTIVITIES                  (1,294)    (242,384)

FINANCING ACTIVITIES:
 Cash dividends paid                                         (3,649)      (3,606)
 Proceeds from short-term and long-term borrowings                0      278,000
 Principal payments on long-term debt                        (8,780)     (59,578)
 Net payments on revolving note                              (2,000)           0
 Sundry                                                       1,168          779
                                                          ---------    ---------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      (13,261)     215,595

                                                          ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              2,531      (12,275)

Cash and cash equivalents at beginning of year                6,790       20,260
                                                          ---------    ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD             $9,321    $   7,985
                                                          =========    =========



See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES

MAY 31, 1997

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


NOTE C--INVENTORIES

The  principal   inventory   classifications   are  summarized  as  follows  (in
thousands):

                                              May 31         November 30
                                               1997              1996

         Finished products                   $ 26,560           $ 25,847
         Raw materials                         30,197             29,375
                                             --------           --------
                                               56,757             55,222
         Less adjustment of certain
         inventories to last in,
         first out (LIFO) basis                 8,076              7,676
                                             --------           --------

                                             $ 48,681           $ 47,546
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

Costs associated with the planned closure of Lilly facilities and workforce reductions were recorded in the 1996 second quarter as a restructuring charge totaling $9,607,000, which reduced net income by $5,284,000 or $.23 per share. The components of the restructuring charge and amounts paid or charged against these reserves are as follows (in thousands):

                                               Costs Paid       Ending
                                   Provision   or Charged       Balance
Facilities, equipment,
  inventories, and other            $7,827       $  836         $6,991
Termination benefits                 1,780          759          1,021
                                    ------       ------         ------
                                    $9,607       $1,595         $8,012
                                    ======       ======         ======

Costs associated with the planned closure of Guardsman facilities and workforce reductions were recorded as liabilities in the opening balance sheet of the combined entity as of the acquisition date. The components of these liabilities and amounts paid or charged against these reserves are as follows (in thousands):

                                                   Costs Paid     Ending
                                     Liabilities   or Charged     Balance
Facilities, equipment,
  inventories, and other               $6,532        $3,324        $3,208
Termination benefits                    2,476         1,217         1,259
                                       ------        ------        ------
                                       $9,008        $4,541        $4,467
                                       ======        ======        ======


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


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Second quarter sales and net income were records for a second quarter. For the three months ended May 31, sales rose 17% to $154.2 million compared with $131.7 million for the same quarter last year. Second quarter net income increased to $7.4 million, up 25% from last year, before last year's restructuring charge. Net income per share increased to 32(cent) from 26(cent) last year, on a comparable basis.

The 1997 second quarter was the best second quarter in the Company's history. Sales, operating income, net income and net income per share each set new second quarter records. Earnings improved due mainly to higher sales and greater manufacturing efficiencies realized from a combination of new equipment installations and closings of older plants during the past twelve months. Further cost reductions are anticipated as new plants in Charlotte, NC and Bowling Green, KY move toward full production in the next six to nine months.

For the six-month period ended May 31, sales of $296.4 million were up 45% from last year. Net income of $12.1 million and net income per share of 52(cent) were up 29% and 27% , respectively, from last year's results, before the restructuring charge. Sales gains largely reflected ownership of Guardsman for the full six months of 1997 compared with two months in 1996. Gross profit margin improved 2.6 percentage points compared to last year due to better sales mix and manufacturing efficiencies.

Second quarter results and improved financial position were encouraging. Total debt of $251 million at May 31, 1997 is $24 million lower than a year ago.
Current strategies for enhanced shareholder value include paying down debt, consolidating older plants, opening new facilities, developing new technologies, and expanding our presence overseas. The Company now has operations in eight foreign countries, having recently opened a Far East headquarters site in Singapore. A new plant in Ireland will be producing product by the end of this year's fourth quarter.

The Board of Directors declared a quarterly cash dividend of 8(cent) per common share, payable on October 1, 1997, to shareholders of record at the close of business on September 10, 1997. This marks the Company's 234th consecutive quarterly cash dividend.

                           PART II: OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders of Lilly Industries, Inc. on April 24, 1997, the following directors were elected by the votes indicated:

                                                                       Votes
                                                                     Withheld,
                                                                   Abstentions
                               Stock                                and Broker
Director                       Class            Votes For            Nonvotes
---------------------          -----            ----------         ------------
James M. Cornelius                A             18,336,260            252,247
John D. Peterson                  A             18,307,330            281,177
Thomas E. Reilly, Jr.             A             18,334,696            253,811
Van P. Smith                      A             18,331,000            257,507
William C. Dorris                 B                342,707              6,836
Paul K. Gaston                    B                342,707              6,836
Douglas W. Huemme                 B                342,707              6,836
Harry Morrison, Ph.D.             B                342,707              6,836
Norma J. Oman                     B                342,707              6,836
Robert A. Taylor                  B                342,707              6,836

Shareholders also approved adoption of a proposal to amend the Company's 1992 Stock Option Plan to increase the shares reserved by one million. Approval of this proposal required the affirmative vote of a majority of the shares of the Class A Stock and Class B Stock voting as separate voting groups. The proposal was adopted with 14,265,268 shares, or 64%, of Class A Stock and 348,268 shares, or 96%, of Class B Stock voting for the proposal. Shares of Class A Stock voting against were 2,240,042. Shares of Class A Stock either abstained or the subject of broker nonvotes were 2,083,197. Shares of Class B Stock voting against were 1,275.


Item 6.  Exhibits and Reports on Form 8-K.


(a) The following exhibits are included or incorporated by reference herein:

               EXHIBIT 10 First Amendment to Credit Agreement dated April 2, 1997, between Lilly Industries, Inc., the Lenders Signatory thereto, NBD Bank, N.A., as Agent, and Harris Trust and Savings Bank, Comerica Bank, Mercantile Bank of St.Louis, and Bank One, Indiana, N.A., as Co-Agents

               EXHIBIT 11   Computation of Earnings Per Share

               EXHIBIT 27   Financial Data Schedule


(b) The Company did not file any reports on Form 8-K during the three months ended May 31, 1997.



Note:  All other item numbers under this section are not applicable.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LILLY INDUSTRIES, INC.  (Registrant)

July 15, 1997
                                     /s/ Douglas W. Huemme
                                     ----------------------------
                                     Douglas W. Huemme
                                     Chairman, President and
                                     Chief Executive Officer



                                     PRINCIPAL FINANCIAL OFFICER


July 15, 1997
                                     /s/ John C. Elbin
                                     ----------------------------
                                     John C. Elbin
                                     Vice President and
                                     Chief Financial Officer