Form 10-K/A
period 1996-11-30
LILLY INDUSTRIES INC
filed 1997-07-25
CIK 59479

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended November 30, 1996

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

           Securities registered pursuant to Section 12(g) of the Act:
                        Class A Stock, without par value
                     Including Common Share Purchase Rights
                                (Title of class)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 1997 was $454,450,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997.

22,735,075 shares of Class A Common Stock, without par value, including Common Share Purchase Rights
312,456 shares of Class B Common Stock, without par value, including Common Share Purchase Rights


                       DOCUMENTS INCORPORATED BY REFERENCE

Part II: Items 5                      Annual Report to Shareholders for Fiscal
 through 8                            Year Ended November 30, 1996

Part III: Items 10                    Proxy Statement for Annual Meeting of
 through 13                           Shareholders to be held April 24, 1997


                                 Page 1 of Pages
                             Exhibit Index on Page

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

     Exhibits Filed with the Company's 10-K filed February 27, 1997 and incorporated by reference thereto:

     3(a)             The   Company's   Amended   and   Restated   Articles   of
                      Incorporation.

     *10(i)           Lilly   Industries,   Inc.   Executive   Retirement   Plan
                      (effective as of January 1, 1996).

     *10(j) Lilly Industries, Inc. Replacement Plan (effective as of January 1, 1996) and Trust Agreement for Lilly Industries, Inc. Replacement Plan between Lilly Industries, Inc. and Bankers Trust Company of Des Moines dated September 27, 1996.

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

Exhibits filed herewith:

     3(b) The Company's Code of By-Laws, as amended.


(b) No reports on Form 8-K were filed during the fourth quarter of fiscal year 1996.

(c) The response to this portion of this item is submitted as a separate section of this report.

(d) The response to this portion of this item is submitted as a separate section of this report.

     23   Consent of Ernst & Young LLP.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:         July 21, 1997
                                                 LILLY INDUSTRIES, INC.


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

        Signature                                                   Date
----------------------------                                 ------------------
(1)  Principal Executive
     Officer and Director


/s/ Douglas W. Huemme                                          July 21, 1997
-----------------------
Douglas W. Huemme, Chairman, President
                   and Chief Executive Officer




(2)  Principal Financial Officer


/s/ John C. Elbon                                              July 21, 1997
-----------------------
John C. Elbon, Vice President
               and Chief Financial Officer


(3)  Principal
     Accounting Officer


/s/ Kenneth L. Mills                                           July 21, 1997
-----------------------
Kenneth L. Mills, Corporate Accounting Director

(4)  A majority of the
     Board of Directors


/s/ James M. Cornelius                                         July 21, 1997
----------------------
James M. Cornelius, Director



/s/ William C. Dorris                                          July 21, 1997
----------------------
William C. Dorris, Director




----------------------
Paul K. Gaston, Director




/s/ Douglas W. Huemme                                          July 21, 1997
----------------------
Douglas W. Huemme, Director




----------------------
Harry Morrison, Ph.D., Director




/s/ Norma J. Oman                                              July 17, 1997
----------------------
Norma J. Oman, Director



/s/ John D. Peterson                                           July 21, 1997
----------------------
John D. Peterson, Director



/s/ Thomas E. Reilly, Jr.                                      July 16, 1997
----------------------
Thomas E. Reilly, Jr., Director




----------------------
Van P. Smith, Director



/s/ Robert A. Taylor                                           July 18, 1997
----------------------
Robert A. Taylor, Director