Form 10-Q
period 1997-08-31
LILLY INDUSTRIES INC
filed 1997-10-14
CIK 59479

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended August 31, 1997

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

                                    Yes  X      No
                                        ----      ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               Number of shares outstanding at September 30, 1997:

                Class A Common            22,750,000
                Class B Common               358,000

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                          Three Months Ended
                                                         August 31    August 31
                                                           1997         1996
                                                         -----------------------
Net sales                                                $ 150,904    $ 150,859

Costs and expenses:
 Cost of products sold                                      93,832       94,671
 Selling, general and administrative                        33,638       33,322
 Research and development                                    4,757        4,757
                                                         ---------    ---------

                                                           132,227      132,750
                                                         ---------    ---------

                            OPERATING INCOME                18,677       18,109

Other income (expense):
 Sundry                                                         38          132
 Interest expense                                           (4,752)      (5,449)
                                                         ---------    ---------

                                                            (4,714)      (5,317)
                                                         ---------    ---------

                            INCOME BEFORE INCOME TAXES      13,963       12,792

Income Taxes                                                 6,284        5,780
                                                         ---------    ---------

                            NET INCOME                   $   7,679    $   7,012
                                                         =========    =========

Cash dividends per share                                 $    0.08    $    0.08
                                                         =========    =========
Average number of shares and equivalent shares
 of capital stock outstanding--Note B                       23,400       23,100
                                                         =========    =========

Net income per share--Note B                             $    0.33    $    0.30
                                                         =========    =========


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                           Nine Months Ended
                                                         August 31     August 31
                                                            1997         1996
                                                         ----------------------
Net sales                                                $ 447,302    $ 355,841

Costs and expenses:
 Cost of products sold                                     278,989      228,118
 Selling, general and administrative 103,701                76,776
 Research and development                                   14,008       12,547
 Restructuring charge                                            0        9,607
                                                         ---------    ---------

                                                           396,698      327,048
                                                         ---------    ---------

                            OPERATING INCOME                50,604       28,793

Other income (expense):
 Sundry                                                        159          471
 Interest expense                                          (14,781)      (9,073)
                                                         ---------    ---------

                                                           (14,622)      (8,602)
                                                         ---------    ---------

                            INCOME BEFORE INCOME TAXES      35,982       20,191

Income Taxes                                                16,192        9,077
                                                         ---------    ---------

                            NET INCOME                   $  19,790    $  11,114
                                                         =========    =========

Cash dividends per share                                 $    0.24    $    0.24
                                                         =========    =========
Average number of shares and equivalent shares
 of capital stock outstanding--Note B                       23,400       23,050
                                                         =========    =========

Net income per share--Note B                             $    0.85    $    0.48
                                                         =========    =========


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                        August 31    November 30
                                                          1997          1996
                                                       -------------------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                              $   6,185     $   6,790
 Accounts receivable, less allowances
  for doubtful accounts (8/31/97, $2,793;
  11/30/96, $2,706)                                        76,567        84,592
 Inventories--Note C                                       46,504        47,546
 Other                                                     11,880        19,790
                                                        ---------     ---------

                            TOTAL CURRENT ASSETS          141,136       158,718


OTHER ASSETS                                               24,502        23,749

INTANGIBLE ASSETS                                         248,569       258,811

PROPERTY AND EQUIPMENT
 Land, buildings and equipment                            134,101       127,538
 Allowances for depreciation (deduction)                  (52,426)      (46,956)
                                                        ---------     ---------
                                                           81,675        80,582
                                                        ---------     ---------

                                                        $ 495,882     $ 521,860
                                                        =========     =========















See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                         August 31   November 30
                                                            1997         1996
                                                         -----------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                        $  51,958    $  56,593
 Other                                                      32,319       35,022
 Current portion of long-term debt                          29,645       16,524
                                                         ---------    ---------

                            TOTAL CURRENT LIABILITIES      113,922      108,139


LONG-TERM DEBT                                             202,261      245,037

OTHER LIABILITIES                                           43,108       46,795

SHAREHOLDERS' EQUITY Capital stock:
  Class A (limited voting)                                  15,341       15,103
  Class B (voting)                                             300          300
 Additional capital                                         78,671       75,433
 Retained earnings                                          77,292       62,990
 Currency translation adjustments                           (1,129)          88
 Cost of capital stock in treasury
  (deduction)                                              (33,884)     (32,025)
                                                         ---------    ---------
                                                           136,591      121,889
                                                         ---------    ---------
                                                         $ 495,882    $ 521,860
                                                         =========    =========











See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                              Nine Months Ended
                                                             August 31    August 31
                                                                1997         1996
                                                             ----------------------
OPERATING ACTIVITIES:
 Net income                                                  $  19,790    $  11,114
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                 6,583        4,618
    Amortization of intangibles                                  8,669        6,096
    Restructuring charge                                             0        9,607
    Deferred income taxes                                        1,701       (3,000)
    Changes in operating
      assets and  liabilities,
      net of effects from acquired
      business:
       Accounts receivable                                       8,025       (4,238)
       Inventories                                               1,042       (5,240)
       Accounts payable and accrued expenses                    (7,338)        (521)
    Sundry                                                      (1,589)       3,870
                                                             ---------    ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                 36,883       22,306

INVESTING ACTIVITIES:
 Purchases of property and equipment                            (9,618)     (15,433)
 Payment for acquired business                                       0     (235,000)
 Sundry                                                          5,656        1,598
                                                             ---------    ---------
      NET CASH USED BY INVESTING ACTIVITIES                     (3,962)    (248,835)

FINANCING ACTIVITIES:
 Cash dividends paid                                            (5,491)      (5,417)
 Proceeds from short-term and long-term borrowings                   0      292,000
 Principal payments on short-term and long-term borrowings     (29,655)     (71,578)
 Sundry                                                          1,620        1,013
                                                             ---------    ---------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         (33,526)     216,018

                                                             ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                             (605)     (10,511)

Cash and cash equivalents at beginning of year                   6,790       20,260
                                                             ---------    ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   6,185    $   9,749
                                                             =========    =========






See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES

AUGUST 31, 1997

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

NOTE C--INVENTORIES

The  principal   inventory   classifications   are  summarized  as  follows  (in
thousands):

                                              August 31       November 30
                                                1997              1996
                                             ----------       -----------

         Finished products                    $ 25,540         $ 25,847
         Raw materials                          29,040           29,375
                                              --------         --------
                                                54,580           55,222
         Less adjustment of certain
         inventories to last in,
         first out (LIFO) basis                  8,076            7,676
                                              --------         --------

                                              $ 46,504         $ 47,546
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

NOTE D--RESTRUCTURING

In 1996 the Company implemented plans for the consolidation of manufacturing facilities related to the Guardsman acquisition. These plans include the closure of some Lilly and Guardsman plants and workforce reductions. It is anticipated these plans will be completed by the end of the first half of fiscal 1998.

Costs associated with the planned closure of Lilly facilities and workforce reductions were recorded in the 1996 second quarter as a restructuring charge totaling $9,607,000, which reduced net income by $5,284,000 or $.23 per share. The components of the restructuring charge and amounts paid or charged against these reserves are as follows (in thousands):

                                              Costs Paid       Ending
                                 Provision    or Charged       Balance
                                 ---------    ----------       -------
Facilities, equipment,
  inventories, and other         $7,827         $1,151         $6,676
Termination benefits              1,780            824            956
                                 ------         ------         ------
                                 $9,607         $1,975         $7,632
                                 ======         ======         ======

Costs associated with the planned closure of Guardsman facilities and workforce reductions were recorded as liabilities in the opening balance sheet of the combined entity as of the acquisition date. The components of these liabilities and amounts paid or charged against these reserves are as follows (in thousands):

                                             Costs Paid        Ending
                               Liabilities   or Charged        Balance
                               -----------   ----------        -------
Facilities, equipment,
  inventories, and other         $6,532         $3,345         $3,187
Termination benefits              2,476          1,217          1,259
                                 ------         ------         ------
                                 $9,008         $4,562         $4,446
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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Record earnings were realized for the third quarter ended August 31, 1997. Net income for the third quarter increased 9.5 percent to a record $7.7 million, or 33 cents per share, compared with $7.0 million, or 30 cents per share, for last year's third quarter. The increase in earnings was the result of improved operating margins and lower interest expense. Third quarter net sales were $150.9 million, virtually even with those of the 1996 third quarter. Net sales were affected by the absence of certain resin sales in the 1997 third quarter as that business line was sold in August 1996, and negative foreign currency exchange rates in 1997. For the nine months ended August 31, net sales were up
25.7 percent at $447.3 million compared with $355.8 million a year earlier. Net sales gains largely reflected Lilly's ownership of Guardsman for the full nine months of fiscal 1997 compared with five months in fiscal 1996. Gross profit margin improved to 37.6% for the nine month period ended August 31, 1997 from 35.9% for the comparable period in fiscal 1996 due to efficiencies in purchasing and manufacturing, as well as a better sales mix, realized through the Guardsman acquisition and other Company initiatives, offset in part by start-up costs in fiscal 1996 related to the Company's facilities in Bowling Green, Kentucky and Charlotte, North Carolina. Net income was $19.8 million, or $0.85 per share, compared with $11.1 million, or $0.48 per share, for the same period last year, which included a restructuring charge of $9.6 million that reduced net income by $5.3 million, or $0.23 per share.

This year's third quarter results were solid, but not as robust as anticipated. Consequently, we are looking to enhance operating results primarily through additional reductions in operating expenses.

Ongoing cash management efforts have materially strengthened the balance sheet. Debt was reduced by $45 million in the past twelve months to $232 million at August 31, 1997. This debt reduction helped to reduce interest expense by $700 thousand in this year's third quarter. Lower debt levels were accomplished with improved cash flow from operating profits, lower working capital and sale of certain nonoperating assets.

Sales and earnings for the full-year 1997 should be at record levels and implementation of strategies for growing the company internally and through acquisitions continue. The Company has entered into a non-binding letter of intent to acquire a foreign industrial coatings company with annual sales of less than $20 million for a purchase price of less than $15 million. This acquisition, which is expected to close by fiscal year end, is subject to the execution of a mutually agreeable stock purchase agreement, the completion of due diligence and the satisfaction of other customary closing conditions. The
Company intends to fund all or a portion of the purchase price for the acquisition with a local unsecured credit facility.

The Board of Directors declared a regular quarterly dividend of eight cents per common share, payable January 2, 1998, to shareholders of record at the close of business on December 10, 1997. This dividend marks the Company's 235th consecutive cash dividend.

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following exhibits are included herein:

                 EXHIBIT 10(1) Change in Control Agreement, dated September 26, 1997, by and between Registrant and Hugh
                                  M. Cates

                 EXHIBIT 10(2) Change in Control Agreement, dated September 26, 1997, by and between Registrant and Larry
                                  H. Dalton

                 EXHIBIT 10(3)    Change in Control  Agreement,  dated September
                                  26,  1997,  by  and  between   Registrant  and
                                  William C. Dorris

                 EXHIBIT 10(4) Change in Control Agreement, dated September 26, 1997, by and between Registrant and John
                                  C. Elbin

                 EXHIBIT 10(5) Change in Control Agreement, dated September 26, 1997, by and between Registrant and Ned L. Fox

                 EXHIBIT 10(6)    Change in Control  Agreement,  dated September
                                  26,  1997,  by  and  between   Registrant  and
                                  Douglas W. Huemme

                 EXHIBIT 10(7) Change in Control Agreement, dated September 26, 1997, by and between Registrant and A. Barry Melnkovic

                 EXHIBIT 10(8) Change in Control Agreement, dated September 26, 1997, by and between Registrant and John
                                  H. Dalton

                 EXHIBIT 10(9)    Change in Control  Agreement,  dated September
                                  26,  1997,  by  and  between   Registrant  and
                                  Kenneth L. Mills

                 EXHIBIT 10(10) Change in Control Agreement, dated September 26, 1997, by and between Registrant and Gary
                                  D. Missildine

                 EXHIBIT 10(11) Change in Control Agreement, dated September 5, 1997, by and between Registrant and Robert
                                  A. Taylor

                 EXHIBIT 10(12) Change in Control Agreement, dated September 26, 1997, by and between Registrant and Keith
                                  C. Vander Hyde, Jr.

                 EXHIBIT 10(13) Change in Control Agreement, dated September 26, 1997, by and between Registrant and Jay M. Wiegner

                 EXHIBIT 11       Computation of Earnings Per Share

                 EXHIBIT 27       Financial Data Schedule


(b) The Company did not file any reports on Form 8-K during the three months ended August 31, 1997.

Note:  All other item numbers under this section are not applicable.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LILLY INDUSTRIES, INC.  (Registrant)

October 10, 1997                           /s/ Douglas W. Huemme
                                           ------------------------------------
                                           Douglas W. Huemme
                                           Chairman, President and
                                           Chief Executive Officer



                                           PRINCIPAL FINANCIAL OFFICER


October 10, 1997                           /s/ John C. Elbin
                                           ------------------------------------
                                           John C. Elbin
                                           Vice President and
                                           Chief Financial Officer