Form 10-K
period 1997-11-30
LILLY INDUSTRIES INC
filed 1998-02-27
CIK 59479

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended November 30, 1997

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

           Securities registered pursuant to Section 12(g) of the Act:
                        Class A Stock, without par value
                           Common Share Purchase Right
                                (Title of class)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 17, 1998 was $442,468,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 17, 1998.

22,702,280 shares of Class A Common Stock, without par value
422,687 shares of Class B Common Stock, without par value


                       DOCUMENTS INCORPORATED BY REFERENCE

Part II: Items 5                      Annual Report to Shareholders for Fiscal
 through 8                            Year Ended November 30, 1997

Part III: Items 10                    Proxy Statement for Annual Meeting of
 through 13                           Shareholders to be held April 23, 1998

                                     PART I
Lilly Industries, Inc.

Item 1.  BUSINESS

Business Description

Lilly Industries, Inc. (referred to herein as "Lilly" or the "Company") was founded in 1865, and incorporated under the laws of the State of Indiana on December 5, 1888. The Company believes it is a leader in the industrial coatings industry, one of the five largest industrial coatings manufacturers in North America, and one of the 15 largest in the world based on net sales of $601.3 million in fiscal 1997. Lilly formulates, produces and sells coatings primarily to original equipment manufacturers, enhancing the appearance of and providing durability to products such as home and office furniture, cabinets, appliances, building products, transportation, agricultural and construction equipment, mirrors and a variety of metal and fiberglass reinforced surfaces. A significant amount of the Company's sales represent coatings developed in cooperation with its customers to meet their specific product requirements, resulting in a number of primary supplier relationships with those customers. Lilly also produces and sells household products, such as fabric protectors, furniture care products and cleaning aids.

         No one class of similar products (other than protective and decorative coatings) accounted for 10% or more of consolidated revenues of the Company in any of the last three fiscal years. The Company has only one reportable industry segment, and employs approximately 2,100 people. The Company has plants and sales offices in the U.S., Australia, Canada, China, Germany, Ireland, Malaysia, Singapore, Taiwan and the United Kingdom. (1)

         On April 8, 1996, the Company acquired all the outstanding shares of Guardsman Products, Inc. ("GPI") for $235 million in cash. Like the Company, GPI was in the business of formulating, producing and selling industrial coatings. GPI also marketed various household furniture care and automotive after-market products. With the acquisition of GPI, Lilly increased its fiscal 1996 net sales by approximately 55% over fiscal 1995 net sales. The GPI acquisition strengthened Lilly's market position by broadening customer base and product lines. The acquisition increased Lilly's presence in industrial wood and metal coatings, and provided it with important environmentally-friendly water-borne technologies. Lilly also gained a household products business focused on fabric and stain protection products for household furniture. This business is characterized by relatively high margins and the potential for new product development, and adds a degree of diversification to the Company.

--------------

(1) References in this Form 10-K are references to the Company's fiscal years ended November 30, 1995, 1996 and 1997.

Industrial Coatings Industry

         Coatings protect a wide range of manufactured goods from the effects of external elements over the life of the product. In addition, coatings make products more aesthetically pleasing to end-use customers. Lilly competes in three principal industrial coatings markets: (i) wood coatings, such as furniture lacquer and protective color; (ii) metal coatings, such as coil and powder coatings used to finish furniture, appliances and transportation equipment; and (iii) composites and glass coatings, such as those used for mirrors.

         Sales for the global paints and coatings market equal approximately $50 billion annually, with annual sales for the domestic market equaling approximately $17 billion. Annual sales for the industrial coatings segment in which Lilly participates are approximately $25 billion globally and $8.5 billion domestically. The balance of the market consists primarily of architectural coatings (primarily house paints), a market in which Lilly does not compete, and specialty coatings, including maintenance coatings and traffic paints.

         Industrial coatings is a mature and highly fragmented industry in the U.S., growing in-line with industrial production, and includes many small competitors. Long term annual unit growth in the U.S. industrial coatings business is projected between 1% and 2%, largely tied to fluctuations in general economic cycles. Annual unit growth rate is projected between 1% and 2% in Europe and between 4% and 6% in Asia. The North American industrial coatings industry is divided among over 700 participants.

         Due to its maturity and historically fragmented participant base, the coatings industry is undergoing consolidation through mergers and acquisitions. Consolidation of the coatings industry is being driven by several factors, including (i) the need for growth in maturing markets; (ii) environmental costs which, together with a more demanding global customer base, will make it difficult for smaller manufacturers with limited financial resources to remain independent; and (iii) the increasing technical and financial resources of the larger players. To date, the effects of industry consolidation include a greater concentration of market share with fewer companies, a reduction in the number of competitors, and the creation of new synergies within the larger coatings companies, such as raw material purchasing power and manufacturing economies of scale.

Competition

         The industrial  coatings  industry is  competitive,  with more than 700
North American manufacturers operating in numerous market segments. Manufacturers include large international companies as well as small regional firms, and no one manufacturer dominates. Competitive advantages include developing coatings that meet specific customer requirements, pricing coatings competitively and rapidly delivering quality products. Increasingly, technological developments that reduce negative environmental effects are becoming an important competitive factor.

         Lilly is one of the top five industrial coatings manufacturers in North America, one of the top 15 worldwide, and, with the acquisition of GPI, became the largest supplier to the U.S. residential furniture market, serving virtually all of the top 25 U.S. furniture manufacturers. The Company is also well represented in other wood coatings, industrial metal finishes, coil and powder coatings and mirror glass coatings markets. While Lilly is among the top five North American producers of industrial coatings, some competitors are generally more diversified and have greater financial resources than the Company. Major competitors include Akzo Nobel; Ferro Corporation; Morton International, Inc.; The Sherwin-Williams Company; PPG Industries, Inc.; and The Valspar Corporation.

End Use Markets

         The Company focuses on four end use markets: metal coatings; wood coatings; glass coatings and composites; and Guardsman products. These four markets accounted for approximately 39%, 38%, 12% and 11% of the Company's fiscal 1997 net sales, respectively. The following provides a summary of these markets.

         Metal Coatings. The Company's metal coatings provide specialized coatings for numerous applications such as appliances, building products and fixtures (such as residential siding, aluminum gutters, and metal roofing), agricultural and construction equipment, furniture, bicycles, digital satellite systems, automotive trim and wheels, entry and garage doors, computers, window trim, shelving, and playground equipment. These coatings include traditional liquid coatings as well as polyester-based coil coatings and a full range of decorative and functional powder coatings. The coil coatings process is considered one of the most environmentally safe, energy-efficient methods of applying coatings to metal substrates. Lilly's technical innovation has produced conventional and waterborne coil coatings formulated with proprietary resins that provide high exterior durability, flexibility, corrosion resistance and chemical resistance. Powder coatings are experiencing growth because of their environmental desirability, as powder coatings have no solvent content. Lilly powder coatings are environmentally compliant and provide outstanding durability and performance for both interior and exterior applications. Metal coatings are manufactured at fourteen facilities in the U.S. and two in Canada.

         Wood Coatings. Lilly's wood coatings provide a full range of custom-formulated coatings designed to enhance the beauty of wood while providing maximum durability for products such as residential and office furniture, building products and kitchen cabinets. Wood coatings are manufactured at six U.S. locations, as well as five foreign facilities located in Canada, China, Ireland, Malaysia and Taiwan.

         Glass Coatings and Composites. Lilly's glass coatings are well recognized globally. The Company's glass coatings provide mirror manufacturers with everything needed to convert glass into mirrors of premier quality. Glass coatings include patented silver and copper plating solutions, as well as low-lead and lead-free coatings for mirror-back protection, all of which meet the environmental and quality performance standards of mirror manufacturers. Glass coatings are manufactured at two facilities located in Connecticut, and foreign facilities located in Canada and Germany. The Company's composites include in-mold coatings ("gelcoats") that are used as the surface finish on boats, recreational vehicles, cultured marble vanity tops, custom van and truck components and personal watercraft.

         Guardsman Products. The Company also manufactures and distributes a wide variety of household products consisting of four distinct businesses:
Interior Care, Consumer Products, Specialty Chemicals and WoodPro(R). The Interior Care business provides fabric protection and furniture care products to consumers through furniture stores, and is the world's largest supplier of retail-applied fabric protection, Fabri-Coate(R). The Consumer Products business markets several well-known brand name household specialty items, such as Guardsman(R) Furniture Polish, Goof Off(R) remover, One-Wipe(R) dust clothes and Chip Clip(R) snack closures. These products are sold through hardware, home center, paint, mass merchant and grocery retailers. The Specialty Chemicals business manufactures private-label automotive chemicals such as brake part cleaner, fuel injector cleaner, and engine oil supplements for national automotive customers. This division also serves as a private-label contractor in the chemical packaging market. The WoodPro(R) business is a franchise group that offers on-site repair and maintenance of wood and upholstered furnishings for the home or office. These businesses operate from two facilities located in Michigan and one facility located in the United Kingdom.

Distribution and Customers

         Lilly's technical sales force of approximately 600 people market and sell its industrial coatings directly to over 6,000 industrial customers throughout the world. Most of the Company's customers are located throughout the United States and Canada, with the remaining customers concentrated in Asia and Europe. The Company is not dependent upon any single customer or few customers. The loss of any single customer would not have a material adverse impact on the Company. No single customer of the Company represented more than 5% of net sales. International sales, including U.S. exports of $17.2 million, were $126.5 million in fiscal year 1997, which represented 21% of consolidated sales.
Information concerning the Company's net sales, pre-tax profit and assets in foreign countries and the United States for the three years ended November 30, 1997 is set forth in Note 9 in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders. Note 9 is incorporated herein by reference.

         The Company has no significant order backlog. No material part of the business is subject to re-negotiation of profit or termination of contracts or subcontracts at the election of any governments. Historically, first quarter operating results are below operating results for the second, third and fourth quarters due to the lower demand for industrial production which typically occurs in December.

Raw Materials

     Raw materials are the largest single cost in the industrial coatings business, representing about half of the selling price of most coatings. The typical coating consists of pigments dispersed in a liquid known as the "vehicle," which is usually composed of one or more polymers, and a solvent. The solvent helps the coating spread over the substrate; the polymers form a film to hold the coating in place after the solvent has evaporated and provides the unique performance characteristics of the coating. Solvents are typically petrochemical-based products that evaporate quickly. However, the use of petrochemical-based solvents is declining as environmentally friendly technologies, such as water-borne and powder coatings, gain market share. The pigment, usually an inorganic substance, provides the color. "Fillers" and "extender pigments" provide gloss and sheen control, while specialty chemicals known as additives, enhance the flow and application properties of the coating.

         The Company manufactures its industrial coatings from a variety of polymers, pigments, solvents and other chemicals, the bulk of which are obtained from petrochemical feed stocks. In addition to petrochemicals, the Company uses both silver and copper. Under normal conditions, all of these raw materials are available on the open market, although prices and availability are subject to fluctuation from time to time. Lilly, like most other companies in the coatings industry, uses a variety of organic and inorganic materials in its products. No single raw material cost currently accounts for over 4% of net sales and most account for 1% of net sales or less.

         The Company's  largest single raw material cost is for titanium dioxide
(TiO2), which is a white pigment, and accounts for approximately 30% of pigment usage in the coatings industry. The Company's annual expenditures for TiO2 total approximately 4% of the Company's annual net sales.

Research and Development

         Lilly's Corporate Technology Center, as well as laboratories at its major facilities, emphasize the development of product finishes to meet specific requirements of customers and the maintenance of quality throughout the manufacturing process. They are also engaged in research directed toward development of new products and new manufacturing and application techniques. Research and development expenses were $18.7 million (3.1% of net sales), $17.3 million (3.4% of net sales) and $13.2 million (4.0% of net sales) for the fiscal years 1997, 1996 and 1995, respectively. Future research and development expenses as a percent of net sales are anticipated to remain at current levels with emphasis on new product development.

         The Company holds several patents and trademarks, and considers patent and trademark protection to be important, but no individual patent is currently material to the Company's business as a whole. The Company has patents and licenses for glass coatings which are material to that specific business; and new patents are continually being developed to sustain the Company's competitive advantage.

Properties

         As of November 30, 1997, Lilly maintained 31 principal facilities, of which 20 were located in the U.S. See Item 2 - Properties. The plants range in size from approximately 260,000 square feet to approximately 9,000 square feet. The facilities vary in age and are well maintained and adequate for their present uses. Utilization rates vary from site to site depending on capacity, customers served and range of production capabilities. The Company believes it can take advantage of special situations (e.g., special orders, new customers, new technology) that may arise during the course of an operating cycle by adding capacity through incremental shifts. Each facility operates technical support centers to assist customers in addressing both application and processing issues.

         Although the Company has traditionally located its domestic plants near its customer base, the Company has begun to rely on larger, more efficient, centralized plants in the U.S. With respect to its foreign operations, the Company continues to adhere to its strategy of following, and being in close proximity to, its customers as they open plants around the world.

Employees and Collective Bargaining Units

         As of November 30, 1997, Lilly employed approximately 2,100 people. The coatings industry is not heavily unionized and to the extent that there is unionization, it is highly fragmented. Unionized workers account for approximately 14% of the Company's total work force and operate through six separate unions at seven Lilly facilities. The Company believes that its relations with its employees are good.

Environmental Regulation

         The Company's operations are subject to numerous foreign, federal, state and local environmental laws and regulations relating to protection of the environment, employee health and safety, and the discharge, storage, treatment and disposal of hazardous materials. In the United States, these laws include the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), the Resource Conservation and Recovery Act, the Clean Water Act, and the Clean Air Act. Certain operations of the Company use pigments, resins and solvents that contain chemicals that are considered hazardous under various environmental laws. Accordingly, management closely monitors the Company's environmental performance at its facilities. Management believes that the Company is in compliance in material respects with all environmental laws and regulations.

         CERCLA imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of hazardous substances into the environment. These persons include the owner and operator of the site where the release occurred and companies that disposed or arranged for disposal of the hazardous substances found at the site. The Company has been named as a potentially responsible party ("PRP") by the United States Environmental Protection Agency ("EPA") or similar state agencies with respect to several inactive waste processing and/or disposal sites where clean-up costs have been incurred or may be incurred. In addition to these sites, the Company is currently investigating and remediating on-site disposal areas at certain of its current and former facilities.

      The Company continually assesses its environmental matters and establishes reserves to provide for these matters as they arise. The Company's experience to date leads it to believe that it will have continuing expenditures for compliance with provisions regulating protection of the environment and remediation efforts at waste and manufacturing sites. However, management believes that such expenditures will not have a material adverse effect on operating results or the financial position of the Company as a whole.

         Under the Clean Air Act Amendments of 1990 ("CAAA"), the EPA is required to regulate volatile organic compound ("VOC") emissions from a variety of consumer and commercial products, including coatings. Accordingly, in June 1996, the EPA issued proposed regulations that would limit VOCs from industrial coatings. Final regulations are expected in 1998. Although the Company cannot accurately assess the impact of these regulations prior to their promulgation or implementation in final form, based on currently available information, the Company believes that these regulations will not have a material adverse effect on the operating results or the financial position of the Company as a whole.

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act. Discussions containing such forward looking statements may be found under the captions "Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A"), and "Business," as well as elsewhere within this Report. Forward looking statements include statements regarding the intent, belief or current expectations of the Company, primarily with respect to the future operating performance of the Company or related industry developments. When used in this Report, terms such as "anticipate," "believe," "estimate," "expect," "intend," "indicate," "may be," "objective," "plan," "predict," and "will be" are intended to identify such statements. Forward looking statements are not guarantees of future performance and involve risks and uncertainties. Forward looking statements are based upon management's expectations at the time they are made. Actual results could differ materially from those projected in the forward looking statements as a result of the risk factors set forth below and the matters set forth in this Report generally, many of which are beyond the control of the Company. The Company cautions the reader, however, that the following list of factors may not be exhaustive.

Sensitivity to General Economic and Industry Conditions

         The Company's business, and the industrial coatings industry as a whole, is cyclical in nature and affected by the general trends of the economy. In particular, consumer behavior and confidence, the level of personal discretionary spending, housing activity, interest rates, credit availability, and demographics influence the Company's end use markets, such as the housing, building products, construction and agricultural equipment, appliance, furniture and automotive industries. During economic downturns, these industries tend to experience declines, which in turn diminish demand for the Company's products.

Effects of Leverage

         The Company's level of indebtedness will have several important effects on its operations including (i) a substantial portion of the Company's cash flow from operations will be dedicated to debt service obligations, (ii) the covenants contained in the Company's revolving credit facility and senior notes may limit the Company's ability to borrow additional funds, and (iii) the Company's leveraged financial position may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures, and plan for, or react to, changes in market conditions.

Environmental Matters

         The operations of the Company, like those of other companies in the industrial coatings industry, are subject to numerous foreign, federal, state and local environmental laws and regulations. While the Company believes that it is currently in material compliance with environmental requirements, any failure to comply with such present and future requirements could subject the Company to future liabilities. The imposition of more stringent environmental requirements, or a determination that the Company is potentially responsible for site remediation where contamination is not presently known could result in expenditures for which no accrual has been made.

Mature Industry

         The industrial coatings industry is a mature business in the U.S., growing in line with industrial production. Long-term annual growth in the U.S. industrial coatings industry is projected in the 1% to 2% range. To expand and remain competitive, the Company will be required to continue (i) to develop coatings that meet specific customer requirements, (ii) to price those coatings competitively, and (iii) to deliver quality products on time. In addition, the Company will also need to keep pace with technological developments to remain competitive, particularly technological developments that relate to environmental demands such as reductions of volatile organic compound emissions imposed by the Clean Air Act Amendments of 1990.

Raw Materials

         Over 50% of the Company's operating costs are typically attributable to the cost of raw materials. The cost of these raw materials, most of which are derived from petrochemical products, depends on numerous factors, including changes in the economy, the level of foreign and domestic production, and the crude oil supply and demand balance. A rise in the price of raw materials could materially increase the Company's operating costs and thereby adversely affect its profit margins.


International Operations

         During fiscal 1997, the Company's international sales, including U.S. exports of $17.2 million, accounted for approximately 21% of total sales, and the Company may increase this percentage in the coming years. The Company's international operations subject it to the risks of doing business abroad, including currency fluctuations, various trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws, and, in certain parts of the world, economic, social, and political instability, any of which could have an adverse effect on the Company's financial position and results of operations.

                        Executive Officers of the Company

     The executive officers of the Company, the age of each, the positions and offices held by each during the last five years, and the period during which each has served in such positions and offices are as follows:

     Name of
Executive Officer            Age               Positions and Offices Held
-----------------            ---               --------------------------
Larry H. Dalton              50                Vice President - Manufacturing
                                               and Engineering since July,
                                               1994; General Manager of the
                                               Company's Indianapolis Division
                                               from  prior to 1992 to
                                               July, 1994.

William C. Dorris            54                Director since 1989; Vice
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

John C. Elbin                44                Vice  President,  Chief Financial
                                               Officer and Secretary since
                                               April, 1997; Senior  Vice
                                               President  and Chief Financial
                                               Officer, Pet Incorporated from
                                               prior to 1992 to June, 1995.

Douglas W. Huemme            56                Director since 1990; Chairman,
                                               President and Chief Executive
                                               Officer of the Company since
                                               prior to 1992.

A. Barry Melnkovic           40                Vice President - Human
                                               Resources since April, 1996;
                                               Director, Corporate Employee &
                                               Labor Relations and Director
                                               Corporate Compensation and
                                               Benefits, Cummins Engine
                                               Company, Inc., from August, 1993
                                               to February, 1996; Division Human
                                               Resource Manager, Ashland
                                               Chemical, Inc. from prior to
                                               1992 to August,  1993.

Kenneth L. Mills             49                Assistant Secretary since prior
                                               to 1992; Treasurer from prior
                                               to 1992 until October, 1993;
                                               Corporate Accounting Director
                                               since October, 1993.

Robert A. Taylor             43                Director  since  April,  1997;
                                               Executive   Vice   President  and
                                               Chief  Operating   Officer  since
                                               February,  1997;  Vice  President
                                               and   General    Manager,    Wood
                                               Coatings   from   April  1994  to
                                               February,  1997;  Vice President,
                                               Specialty and Container Coatings,
                                               AKZ0 Coatings, Inc. from 1992 to
                                               April, 1994.

     Each executive officer will serve as such until his successor is chosen and qualified. No family relationships exist among the Company's executive officers.

Item 2.  Properties.

     The Company has 31 principal facilities. The locations and approximate square footage at those facilities are as follows:

     Location                                                        Square Feet

     High Point, North Carolina (2 locations)                          320,000
     Indianapolis, Indiana                                             260,000
     Grand Rapids, Michigan                                            165,000
     Eschweiler, Germany                                               121,000
     Fremont, Michigan                                                 120,000
     North Kansas City, Missouri                                       106,000
     London, Ontario, Canada                                           103,000
     Bowling Green, Kentucky                                            94,000
     Moline, Illinois                                                   76,000
     Cornwall, Ontario, Canada                                          71,000
     Kaohsiung Hsien, Taiwan, R.O.C.                                    64,000
     Montebello, California                                             58,000
     Charlotte, North Carolina                                          57,000
     Rocky Hill, Connecticut                                            57,000
     Gardena, California                                                52,000
     Paulsboro, New Jersey                                              47,000
     Dothan, Alabama                                                    42,000
     Dallas, Texas                                                      36,000
     Little Rock, Arkansas                                              35,000
     Seattle, Washington                                                30,000
     Elkhart, Indiana                                                   25,000
     Guangdon, China                                                    25,000
     Selangor, Malaysia                                                 20,000
     Davie, Florida                                                     14,000
     Woodbridge, Connecticut                                            13,000
     Ballinamore, Ireland                                               12,000
     Oxfordshire, England                                               12,000
     Wallenfels, West Germany                                            9,000
     North Sydney, Australia                                             1,000
     Singapore                                                           1,000

All of these principal facilities noted above are owned directly or indirectly by the Company, except for the facilities in Grand Rapids, Michigan, Gardena, California, Guangdon, China, Selangor, Malaysia, Oxfordshire, England, Singapore and Australia which are leased.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of fiscal 1997 to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.       Market for Company's Common Equity and Related
              Stockholder Matters.

     The information required by this item is incorporated by reference herein from the information included under caption "Stock Trading and Dividend Information" in the Company's 1997 Annual Report to Shareholders and is included in Exhibit 13. There is no established public trading market for the Company's Class B Common Stock.

Item 6.       Selected Financial Data.

     The information required by this item is incorporated by reference herein from the information included under the caption "Selected Financial Data" in the Company's 1997 Annual Report to Shareholders and is included in Exhibit 13.

Item 7.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition.

     The information required by this item is incorporated by reference herein from the information included under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1997 Annual Report to Shareholders and is included in Exhibit 13.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

     No information is required to be disclosed under this item of this report pursuant to General Instruction 1 to Item 305 of Regulation S-K.

Item 8.       Financial Statements and Supplementary Data.

     The consolidated financial statements of the Company are incorporated by reference from the Company's 1997 Annual Report to Shareholders and are included in Exhibit 13.

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.

     No information is required to be disclosed under this item of this report pursuant to Instruction 1 to Item 304 of Regulation S-K.

                                    PART III

Item 10.              Directors and Executive Officers of the Company.

     The information required by this item with respect to directors of the Company is incorporated herein by reference from the section entitled "Proposal Number One, Election of Directors" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held April 23, 1998. See
Part I, for a list of the Company's executive officers, and their ages, positions and offices.

Item 11.              Executive Compensation.

     The information required by this item is incorporated herein by reference from the section entitled "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held April 23, 1998.

Item 12.              Security Ownership of Certain Beneficial Owners and
                      Management.

     The information required by this item is incorporated herein by reference from the sections entitled "Share Ownership of Certain Beneficial Owners" and "Proposal Number One, Election of Directors" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held April 23, 1998.

Item 13.              Certain Relationships and Related Transactions.

     The information required by this item, if any, is incorporated herein by reference from the section entitled "Proposal Number One, Election of Directors" of the Company's definitive Proxy statement relating to its Annual Meeting of Shareholders to be held April 23, 1998.

                                     PART IV

Item 14.              Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K.

(a)-1 The following items, included in the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference and are included herein in Exhibit 13.

          Report of Independent Auditors

          Consolidated Balance Sheets --
          November 30, 1997 and 1996

          Consolidated Statements of Income and Retained Earnings -- Years ended November 30, 1997, 1996 and 1995

          Consolidated Statements of Cash
          Flows -- Years ended November 30, 1997,
          1996 and 1995

          Notes to Consolidated Financial
          Statements -- November 30, 1997


(a)-2 The following financial statement schedule is filed as a part of this report.


Schedule

          Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)-3         Exhibits.

     Exhibits Incorporated by Reference


                                  EXHIBIT INDEX

Exhibit No.                 Description                                     Page

2        Merger  Agreement,  dated  March 4,  1996,  by and among  Lilly
         Industries, Inc., LP Acquisition Corporation and Guardsman Products, Inc. This exhibit is incorporated by reference to
         Exhibit 2 to Lilly Industries, Inc.'s Form 8-K Current Report filed with the SEC on April 22, 1996.

3.1 Restated Articles of Incorporation of Lilly Industries, Inc., as amended. This exhibit is incorporated by reference to
         Exhibit 3(a) to Lilly Industries, Inc.'s Form 10-K Annual Report for the fiscal year ended November 30, 1996.

3.2      Restated By-Laws of Lilly  Industries,  Inc., as amended.  This exhibit is incorporated by reference to Exhibit 3(b) to Lilly Industries, Inc.'s Form 10-K Annual Report for the fiscal year ended November 30, 1993.

4.1 Indenture, dated November 10, 1997, between Lilly Industries, Inc. and Harris Trust and Savings Bank. This exhibit is incorporated by reference to Exhibit 4.1 to Lilly Industries, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 5, 1997 (Commission No. 333-41587).

4.2 Credit Agreement, dated October 24, 1997, between Lilly Industries, Inc., the Lenders Signatory thereto, and NBD Bank, N.A. as Agent. This exhibit is incorporated by reference to
         Exhibit 4.2 to Lilly Industries, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 5, 1997 (Commission No. 333-41587).

4.3 Rights Agreement, dated January 12, 1996, between Lilly Industries, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent. This exhibit is incorporated by reference to
         Exhibit 4 to Lilly Industries, Inc.'s Form 8-A filed with the SEC on January 23, 1996.

10.1 Registration Agreement, dated November 5, 1997, between Lilly Industries, Inc. and Salomon Brothers, Inc., Lehman Brothers, Inc. and Schroder & Co., Inc. This exhibit is incorporated by reference to Exhibit 10.1 to Lilly Industries, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 5, 1997 (Commission No. 333-41587).

10.2 Form of Exchange Agent Agreement, dated December 22, 1997, between Lilly Industries, Inc. and Harris Trust and Savings Bank. This exhibit is incorporated by reference to Exhibit 10.2 to Lilly Industries, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 5, 1997 (Commission No. 333-41587).

*10.3 Lilly Industries, Inc. Unfunded Supplemental Retirement Plan (as in effect November 29, 1990). This exhibit is incorporated by reference to Exhibit 10(b) to Lilly Industries, Inc.'s Form 10-K Annual Report for the fiscal year ended November 30, 1990.

*10.4    Lilly  Industries,  Inc.  Unfunded  Excess  Benefit Plan.  This
         exhibit is incorporated by reference to Exhibit 10(c) to Lilly Industries, Inc.'s Form 10-K Annual Report for the fiscal year ended November 30, 1989.

*10.5 Lilly Industries, Inc. Second Unfunded Supplemental Retirement Plan (effective June 4, 1990). This exhibit is incorporated by reference to Exhibit 10(f) to Lilly Industries, Inc.'s Form 10-K Annual Report for the fiscal year ended November 30, 1990.

*10.7    Lilly  Industries,  Inc. 1991 Director Stock Option Plan.  This
         exhibit is incorporated by reference to Exhibit 10(i) to Lilly Industries, Inc.'s Form 10-K Annual Report for the fiscal year ended November 30, 1991.

*10.8 Lilly Industries, Inc. 1992 Stock Option Plan. This exhibit is incorporated by reference to Exhibit 10(j) to Lilly Industries, Inc.'s Form 10-K Annual Report for the fiscal year ended November 30, 1991. First Amendment to Lilly Industries, Inc. 1992 Stock Option Plan. This exhibit is incorporated by reference to Exhibit 10.8 to Lilly Industries, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 5, 1997 (Commission No. 333-41587).

10.9 First Amendment to Credit Agreement, dated April 2, 1997, between Lilly Industries, Inc., the Lenders Signatory thereto, NBD Bank, N.A., as Agent, and Harris Trust and Savings Bank, Comerica Bank, Mercantile Bank of St. Louis and Bank One, Indianapolis, N.A., as Co-Agents. This exhibit is incorporated by reference to Exhibit 10 to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended May 31, 1997.

*10.10 Lilly Industries, Inc. Executive Retirement Plan (effective as of January 1, 1996). This exhibit is incorporated by reference to Exhibit 10(i) to Lilly Industries, Inc.'s Form 10-K Annual Report for the fiscal year ended November 30, 1996.

*10.11 Lilly Industries, Inc. Retirement Plan (effective as of January 1, 1996) and Trust Agreement for Lilly Industries, Inc. Replacement Plan between Lilly Industries, Inc. and Bankers Trust Company of Des Moines, dated September 27, 1996. This exhibit is incorporated by reference to Exhibit 10(j) to Lilly Industries, Inc.'s Form 10-K Annual Report for the fiscal year ended November 30, 1996.

*10.12 Change in Control Agreement, dated September 26, 1997, by and between Registrant and Hugh M. Cates. This exhibit is incorporated by reference to Exhibit 10(1) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

*10.13 Change in Control Agreement, dated September 26, 1997, by and between Registrant and Larry H. Dalton. This exhibit is incorporated by reference to Exhibit 10(2) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

*10.14 Change in Control Agreement, dated September 26, 1997, by and between Registrant and William C. Dorris. This exhibit is incorporated by reference to Exhibit 10(3) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

*10.15 Change in Control Agreement, dated September 26, 1997, by and between Registrant and John C. Elbin. This exhibit is incorporated by reference to Exhibit 10(4) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

*10.16 Change in Control Agreement, dated September 26, 1997, by and between Registrant and Ned L. Fox. This exhibit is incorporated by reference to Exhibit 10(5) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

*10.17 Change in Control Agreement, dated September 26, 1997, by and between Registrant and Douglas W. Huemme. This exhibit is incorporated by reference to Exhibit 10(6) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

*10.18 Change in Control Agreement, dated September 26, 1997, by and between Registrant and A. Barry Melnkovic. This exhibit is incorporated by reference to Exhibit 10(7) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

*10.19 Change in Control Agreement, dated September 26, 1997, by and between Registrant and John D. Million. This exhibit is incorporated by reference to Exhibit 10(8) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

*10.20 Change in Control Agreement, dated September 26, 1997, by and between Registrant and Kenneth L. Mills. This exhibit is incorporated by reference to Exhibit 10(9) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

*10.21 Change in Control Agreement, dated September 26, 1997, by and between Registrant and Gary D. Missildine. This exhibit is incorporated by reference to Exhibit 10(10) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

*10.22 Change in Control Agreement, dated September 5, 1997, by and between Registrant and Robert A. Taylor. This exhibit is incorporated by reference to Exhibit 10(11) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

*10.23 Change in Control Agreement, dated September 26, 1997, by and between Registrant and Keith C. Vander Hyde, Jr.. This exhibit is incorporated by reference to Exhibit 10(12) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

*10.24   Change in Control  Agreement,  dated September 26, 1997, by and
         between  Registrant  and  Jay  M.  Wiegner.   This  exhibit  is
         incorporated   by   reference   to  Exhibit   10(13)  to  Lilly
         Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.
----------------
* Management contracts and compensatory plans required to be filed pursuant to Item 14(c) of Form 10-K.

     Exhibits Filed Herewith:

                  11       Computation of Earnings Per Share.

                  13       Excerpts from the Lilly Industries, Inc. 1997
                           Annual Report.

                  21       List of Subsidiaries.

                  23       Consent of Ernst & Young LLP.

                  27       Financial Data Schedule.

                  (b) The Following Reports on Form 8-K were filed by Lilly Industries, Inc. during the fourth quarter of fiscal 1997:

                           Report on Form 8-K filed on October 17, 1997 filing a press release announcing the offer of $100 million in ten year Senior Unsecured Notes maturing in 2007 and the finalizing of a five year $175 million unsecured bank revolving credit facility to replace an exisiting $300 million facility.

                           Report on Form 8-K filed on November 10, 1997 filing a press release announcing completion of the offering of $100 million of Senior Unsecured Notes and the closing of a new $175 million unsecured bank revolving credit facility.

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

Date:         February 23, 1998
                                                 LILLY INDUSTRIES, INC.


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

        Signature                      Title                         Date
----------------------------     -------------------          ------------------
(1)  Principal Executive
     Officer and Director


/s/ Douglas W. Huemme            Chairman, President           February 23, 1998
-----------------------          and Chief Executive
Douglas W. Huemme                Officer



(2)  Principal
     Financial Officer

/s/ John C. Elbin                Vice President,               February 23, 1998
------------------------         Chief Financial Officer
John C. Elbin                    and Secretary


(3)  Principal
     Accounting Officer

/s/ Kenneth L. Mills             Corporate Accounting          February 23, 1998
-----------------------          Director and
Kenneth L. Mills                 Assistant Secretary

(4)  A majority of the
     Board of Directors


/s/ James M. Cornelius           Director                      February 23, 1998
----------------------
James M. Cornelius



/s/ William C. Dorris            Director                      February 23, 1998
----------------------
William C. Dorris



/s/ Paul K. Gaston               Director                      February 23, 1998
----------------------
Paul K. Gaston



/s/ Harry MoRrison               Director                      February 23, 1998
----------------------
Harry Morrison, Ph.D.



/s/ Norma J. Oman                Director                      February 23, 1998
----------------------
Norma J. Oman



/s/ John D. Peterson             Director                      February 23, 1998
----------------------
John D. Peterson


/s/ Thomas E. Reilly, Jr.        Director                      February 23, 1998
----------------------
Thomas E. Reilly, Jr.


/s/ Van P. Smith                 Director                      February 23, 1998
----------------------
Van P. Smith


/s/ Robert A. Taylor             Director                      February 23, 1998
----------------------
Robert A. Taylor

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                    LILLY INDUSTRIES, INC. AND SUBSIDIARIES



COL. A                          COL. B                             COL. C                           COL. D             COL. E
------                          ------         ----------------------------------------------       ------             ------
                                                                  Additions
Description                     Balance at         (1)               (2)             (3)            Deductions-         Balance
                                Beginning       Charged to        Charged to      Acquired in        Describe          at End of
                                of Period       Costs and        Other Accounts    Business                             Period
                                                Expenditures      -Describe       Combination
Year ended November 30, 1997:
     Reserves and allowances
          deducted from asset
          accounts:
     Allowance for doubtful
          accounts receivable   $2,705,759       $  538,000       $   --            $     --         $1,104,759 (A)     $2,139,000
                                ==========       ==========       ======            ========          =========         ==========


Year ended November 30, 1996:
     Reserves and allowances
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