Form 10-Q
period 1998-02-28
LILLY INDUSTRIES INC
filed 1998-04-14
CIK 59479

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended February 28, 1998

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

                                    Yes  X      No
                                       -----       ------


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Number of shares outstanding at March 31, 1998:

                            Class A Common 22,714,000
                             Class B Common 418,000

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                    Three Months Ended
                                                 February 28   February 28
                                                    1998           1997
                                                 -------------------------
Net sales                                        $ 143,334      $ 142,160

Costs and expenses
         Cost of products sold                      89,903         90,112
         Selling, general and administrative        34,286         34,001
         Research and development                    5,366          4,595
                                                 ---------      ---------

                                                   129,555        128,708
                                                 ---------      ---------

OPERATING INCOME                                    13,779         13,452

Sundry income (expense)                                (67)           150
Interest expense, net                               (4,534)        (5,040)
                                                 ---------      ---------


INCOME BEFORE INCOME TAXES                           9,178          8,562

Income Taxes                                         4,038          3,852
                                                 ---------      ---------

NET INCOME                                       $   5,140      $   4,710
                                                 =========      =========

Cash dividends per share                         $    0.08      $    0.08

Net income per share (Note B)
         Basic                                   $    0.22      $    0.21
         Diluted                                 $    0.22      $    0.20



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                             February 28    November 30
                                                 1998           1997
                                             --------------------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                   $  12,617      $  10,079
 Accounts receivable, less allowances
  for doubtful accounts (2/28/98, $2,355;
  11/30/97, $2,139                              80,862         80,011
 Inventories (Note C)                           47,157         45,704
 Other                                           6,869         10,880
                                             ---------      ---------

TOTAL CURRENT ASSETS                           147,505        146,674


OTHER ASSETS                                    20,111         21,326

INTANGIBLE ASSETS                              249,548        250,956

PROPERTY AND EQUIPMENT
 Land, buildings and equipment                 149,373        137,088
 Allowances for depreciation (deduction)       (56,540)       (54,249)
                                             ---------      ---------
                                                92,833         82,839
                                             ---------      ---------

                                             $ 509,997      $ 501,795
                                             =========      =========








See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                         February 28   November 30
                                            1998          1997
                                        ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                        $  59,025      $  60,510
 Other                                      25,447         34,038
                                         ---------      ---------

TOTAL CURRENT LIABILITIES                   84,472         94,548


LONG-TERM DEBT                             234,000        224,171

OTHER LIABILITIES                           45,516         40,637

SHAREHOLDERS' EQUITY Capital stock:
  Class A (limited voting)                  15,390         15,375
  Class B (voting)                             300            300
 Additional capital                         80,414         79,417
 Retained earnings                          87,035         83,745
 Currency translation adjustments           (2,763)        (2,254)
 Cost of capital stock in treasury
  (deduction)                              (34,367)       (34,144)
                                         ---------      ---------
                                           146,009        142,439
                                         ---------      ---------
                                         $ 509,997      $ 501,795
                                         =========      =========











See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                                  Three Months Ended
                                                              February 28   February 28
                                                                 1998          1997
                                                              -------------------------
OPERATING ACTIVITIES
 Net income                                                    $  5,140      $  4,710
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                  2,460         2,211
    Amortization of intangibles                                   2,546         2,906
    Changes in operating assets and liabilities net
      of effects from acquired business:
       Accounts receivable                                          755        (2,159)
       Inventories                                                1,065          (836)
       Accounts payable and accrued expenses                    (11,504)       (6,163)
       Sundry                                                     4,852         3,077
                                                               --------      --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                   5,314         3,746

INVESTING ACTIVITIES
 Purchases of property and equipment                             (2,455)       (3,556)
 Payment for acquired business                                  (11,253)            0
 Sundry                                                           2,164         3,551
                                                               --------      --------
      NET CASH USED BY INVESTING ACTIVITIES                     (11,544)           (5)

FINANCING ACTIVITIES
 Dividends paid                                                  (1,850)       (1,819)
 Proceeds from short-term and long-term borrowings               11,000             0
 Principal payments on short-term and long-term borrowings       (1,171)       (5,000)
 Sundry                                                             789           660
                                                               --------      --------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            8,768        (6,159)
                                                               --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  2,538        (2,418)

Cash and cash equivalents at beginning of year                   10,079         6,790
                                                               --------      --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 12,617      $  4,372
                                                               ========      ========




See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES

FEBRUARY 28, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1997.


NOTE B--NET INCOME PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" for the first quarter ended February 28, 1998. Share and per share amounts shown for periods prior to adoption have been restated to conform to the requirements of SFAS No. 128.

Basic and diluted net income per share are computed by dividing net income as reported by the average number of shares outstanding as follows (in thousands):

                                           Three Months Ended
                                       February 28    February 28
                                          1998            1997
                                       --------------------------
Basic
  Weighted-average common shares
          outstanding                    23,116          22,750
                                         ======          ======

Diluted
  Weighted-average common shares
          outstanding                    23,116          22,750
  Dilutive effect of stock options          258             550
                                         ------          ------
  Average common shares outstanding
     assuming dilution                   23,374          23,300
                                         ======          ======

NOTE C--INVENTORIES

The  principal  inventory  classifications   are  summarized  as  follows  (in
thousands):

                                      February 28    November 30
                                         1998           1997
                                      --------------------------
Finished products                       $27,079        $26,361
Raw materials                            27,754         27,019
                                        -------        -------
                                         54,833         53,380
Less adjustment of certain
         inventories to last in,
         first out (LIFO) basis           7,676          7,676
                                        -------        -------

                                        $47,157        $45,704
                                        =======        =======

The Company uses the LIFO method in inventory valuation for approximately 68% of inventories where an actual valuation can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The Company estimates the annual adjustment for LIFO and allocates it to quarters based on actual inflation experienced in a quarter as it relates to anticipated inflation for the year.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


Sales and net income per share were the highest of any first quarter in the Company's history. Sales for the quarter ended February 28, 1998 were a record $143.3 million compared with $142.2 million for the same quarter last year. The Company's base revenue was up slightly as sales from the German acquisition were offset by unfavorable foreign currency translation and the divestment of the retail paint business.

Diluted net income per share was 22 cents for the 1998 first quarter, a 10 percent increase from last year's 20 cents. Basic net income per share was also 22 cents. This result was achieved despite a $771,000 increase in Research and Development expense. The increase in R&D is attributable to the German acquisition, continued emphasis on new and improved products, and the pursuit of new markets.

Interest expense was down $506,000 for the quarter, reflecting lower interest rates and debt levels. Total debt of $234 million is down $22.6 million from February, 1997. The effective tax rate is 44%, down from 45% last year. Foreign tax planning initiatives are the primary reason for the improvement.

Historically, the first quarter is the lowest volume quarter due in part to holiday shutdowns. With recent marketplace initiatives and continued cost controls, 1998 should be another successful year.

The Board of Directors declared a quarterly cash dividend of eight cents per common share, payable July 1, 1998, to shareholders of record at the close of business on June 10, 1998. This marks the Company's 237th consecutive quarterly dividend.

PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.


The following exhibit is included herein:




EXHIBIT 27        Financial Data Schedule


(b) The Company did not file any reports on Form 8-K during the three months ended February 28, 1998.


Note:  All other item numbers under this section are not applicable.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LILLY INDUSTRIES, INC.  (Registrant)

                                           April 14, 1998


                                           /s/ Douglas W. Huemme
                                           --------------------------------
                                           Douglas W. Huemme
                                           Chairman, President and
                                           Chief Executive Officer



                                           PRINCIPAL FINANCIAL OFFICER


                                           April 14, 1998


                                           /s/ John C. Elbin
                                           --------------------------------
                                           John C. Elbin
                                           Vice President,
                                           Chief Financial Officer
                                           and Secretary