Form 10-Q
period 1998-05-31
LILLY INDUSTRIES INC
filed 1998-07-14
CIK 59479

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended May 31, 1998

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

                                                 Yes   X    No



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                 Number of shares outstanding at June 30, 1998:

                   Class A Common                     22,757,000
                   Class B Common                        420,000

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                               Three Months Ended
                                                             May 31          May 31
                                                              1998            1997
                                                           ---------       ---------
Net Sales                                                  $ 159,198       $ 154,238

Costs and expenses
              Cost of products sold                           97,404          95,045
              Selling, general and administrative             37,836          36,062
              Research and development                         4,929           4,656
                                                           ---------       ---------

                                                             140,169         135,763
                                                           ---------       ---------

                           OPERATING INCOME                   19,029          18,475

Sundry income (expense)                                          (61)            (29)
Interest expense, net                                         (4,258)         (4,989)
                                                           ---------       ---------

                           INCOME BEFORE INCOME TAXES         14,710          13,457

Income Taxes                                                   5,995           6,056
                                                           ---------       ---------
                                                           ---------       ---------

                           NET INCOME                      $   8,715       $   7,401
                                                           =========       =========
                                                           =========       =========

Cash dividends per share                                   $    0.08       $    0.08

Net income per share (Note B)
              Basic                                        $    0.38       $    0.32
              Diluted                                      $    0.37       $    0.32


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                               Six Months Ended
                                                            May 31          May 31
                                                             1998            1997
                                                           ---------       ---------
Net sales                                                  $ 302,532       $ 296,398

Costs and expenses
         Cost of products sold                               187,307         185,157
         Selling, general and administrative                  72,122          70,063
         Research and development                             10,295           9,251
                                                           ---------       ---------

                                                             269,724         264,471
                                                           ---------       ---------

                           OPERATING INCOME                   32,808          31,927

Sundry income (expense)                                         (128)            121
Interest expense, net                                         (8,792)        (10,029)
                                                           ---------       ---------

                           INCOME BEFORE INCOME TAXES         23,888          22,019

Income Taxes                                               $  10,033       $   9,908
                                                           ---------       ---------

                           NET INCOME                      $  13,855       $  12,111
                                                           =========       =========

Cash dividends per share                                   $    0.16       $    0.16

Net income per share (Note B)
         Basic                                             $    0.60       $    0.53
         Diluted                                           $    0.59       $    0.52



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)




                                                       May 31        November 30
                                                        1998            1997
                                                     ---------       ---------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $  13,256       $  10,079
  Accounts receivable, less allowances
       for doubtful accounts (5/31/98, $2,276;
       11/30/97, $2,139)                                82,482          80,011
  Inventories (Note C)                                  48,466          45,704
  Other                                                  7,491          10,880
                                                     ---------       ---------

                           TOTAL CURRENT ASSETS        151,695         146,674

OTHER ASSETS                                            18,318          21,326

INTANGIBLE ASSETS                                      246,659         250,956

PROPERTY AND EQUIPMENT
  Land, buildings and equipment                        151,915         137,088
  Allowances for depreciation (deduction)              (58,649)        (54,249)
                                                     ---------       ---------

                                                        93,266          82,839
                                                     ---------       ---------
                                                     $ 509,938       $ 501,795
                                                     =========       =========





See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                            May 31         November 30
                                                             1998             1997
                                                           ---------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                          $  57,934       $  60,510
 Other                                                        33,487          34,038
                                                           ---------       ---------


                            TOTAL CURRENT LIABILITIES         91,421          94,548


LONG-TERM DEBT                                               220,933         224,171

OTHER LIABILITIES                                             44,905          40,637

SHAREHOLDERS' EQUITY Capital stock:
  Class A (limited voting)                                    15,410          15,375
  Class B (voting)                                               300             300
 Additional capital                                           80,824          79,417
 Retained earnings                                            93,900          83,745
 Currency translation adjustments                             (3,257)         (2,254)
 Cost of capital stock in treasury
  (deduction)                                                (34,498)        (34,144)
                                                           ---------       ---------

                                                             152,679         142,439
                                                           ---------       ---------

                                                           $ 509,938       $ 501,795
                                                           =========       =========




See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                                  Three Months Ended
                                                                 May 31         May 31
                                                                  1998           1997
                                                                --------       --------
OPERATING ACTIVITIES
 Net income                                                     $ 13,855       $ 12,111
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation                                                      4,855          4,449
 Amortization of intangibles                                       5,092          5,881
 Deferred income taxes                                                 0          1,610
 Changes in  operating  assets  and  liabilities
   net of effects  from  acquired
   business:
     Accounts receivable                                            (865)         2,568
     Inventories                                                    (244)        (1,135)
     Accounts payable and accrued expenses                        (4,555)        (8,324)
     Sundry                                                        2,924            (74)
                                                                --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         21,062         17,086

INVESTING ACTIVITIES
 Purchases of property and equipment                              (5,288)        (6,202)
 Payment for acquired business                                   (11,253)             0
 Sundry                                                            4,468          4,908
                                                                --------       --------

NET CASH USED BY INVESTING ACTIVITIES                            (12,073)        (1,294)

FINANCING ACTIVITIES
 Dividends paid                                                   (3,700)        (3,649)
 Proceeds from short-term and long-term borrowings                11,000              0
 Principal payments on short-term and long-term borrowings       (14,200)       (10,780)
 Sundry                                                            1,088          1,168
                                                                --------       --------

NET CASH USED BY FINANCING ACTIVITIES                             (5,812)       (13,261)
                                                                --------       --------

INCREASE IN CASH AND CASH EQUIVALENTS                              3,177          2,531

Cash and cash equivalents at beginning of year                    10,079          6,790
                                                                --------       --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 13,256       $  9,321
                                                                ========       ========


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES

MAY 31, 1998

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


NOTE B--NET INCOME PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" during the first quarter of fiscal year 1998. Share and per share amounts shown for periods prior to adoption have been restated to conform to the requirements of SFAS No. 128.

Basic and diluted net income per share are computed by dividing net income as reported by the average number of shares outstanding as follows (in thousands):


                                                                 Three Months Ended                  Six Months Ended
                                                               May 31          May 31             May 31          May 31
                                                                1998            1997               1998            1997
                                                             -----------     -----------        -----------     -----------
Basic
       Weighted-average common shares
             outstanding                                       23,138          22,865             23,127          22,800
                                                             ========        ========           ========        ========
Diluted
       Weighted-average common shares
             outstanding                                       23,138          22,865            23,127          22,800

       Dilutive effect of stock options                           265             535               261             600
                                                            ---------       ---------          --------        --------
       Average common shares outstanding
             assuming dilution                                 23,403          23,400            23,388          23,400
                                                             ========        ========          ========        ========

NOTE C--INVENTORIES

The  principal   inventory   classifications   are  summarized  as  follows  (in
thousands):

                                   May 31    November 30
                                    1998         1997

Finished products                 $27,527      $26,361
Raw materials                      28,215       27,019
                                  -------      -------

                                   55,742       53,380
Less adjustment of certain
     inventories to last in,
     first out (LIFO) basis         7,276        7,676
                                  -------      -------

                                  $48,466      $45,704
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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.




         Sales, net income and net income per share were the highest of any quarter in the Company's history. Sales for the quarter ended May 31, 1998 were at an all-time record $159.2 million compared with $154.2 million for the same quarter last year. Net income for the 1998 second quarter was also an all-time record at $8.7 million, up 18% over last year's second quarter net income of $7.4 million. Diluted net income per share of 37 cents was up 16% from the second quarter of last year.

         Lilly's sales for the six months ended May 31, 1998 were $302.5 million compared to $296.4 million for the same period last year. Net income for the first half of fiscal 1998 was $13.9 million, or 59 cents per share on a diluted basis, an increase of 15% over net income of $12.1 million, or 52 cents per share, for the same period a year ago.

         Sales for the second quarter and first half increased modestly, as sales of our recent German acquisition were substantially offset by unfavorable foreign currency translations and divestiture of our retail paint business. Improved earnings for 1998 have resulted from sales gains, lower interest expense, and a reduction in the Company's effective income tax rate. Lower interest is due mainly to a reduced debt level, $30 million lower than a year ago. Our annual effective income tax rate has improved to 42 percent from implementation of international and other tax strategies.

         We will continue to focus upon profitable growth initiatives and cost control. We expect to show continued improvement in our financial performance during the remainder of fiscal 1998.

         The Board of Directors declared a quarterly cash dividend of eight cents per common share, payable October 1, 1998, to shareholders of record at the close of business on September 10, 1998. This marks the Company's 238th consecutive quarterly dividend.

         Statements in this release that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties. Risk factors include general economic and industry conditions, effects of leverage, environmental matters, technological developments, product pricing, raw material cost changes, and international operations, among others, which are set forth in the Company's annual report on Form 10-K for the year ended November 30, 1997.

                           PART II: OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders of Lilly Industries, Inc. on April 23, 1998, the following directors were elected by the votes indicated:

                                      Stock                          Votes
        Director                      Class        Votes For         Withheld
        --------------------          -----        ----------        --------
        James M. Cornelius              A          20,163,813        146,349
        John D. Peterson                A          20,161,245        148,917
        Thomas E. Reilly, Jr.           A          20,155,814        154,348
        Van P. Smith                    A          20,153,510        156,652
        William C. Dorris               B             422,687              0
        Paul K. Gaston                  B             422,687              0
        Douglas W. Huemme               B             422,687              0
        Harry Morrison, Ph.D.           B             422,687              0
        Norma J. Oman                   B             422,687              0
        Robert A. Taylor                B             422,687              0

Shareholders of record on February 17, 1998 were entitled to notice of, and to vote at, the Annual Meeting of Shareholders. On that date 22,702,280 shares of the Company's Class A Stock and 422,687 shares of the Company's Class B Stock were outstanding, each share (except the 8,606 shares of Class A Stock held by the Employees Stock Purchase Plan) being entitled to one vote.




Item 6.  Exhibits and Reports on Form 8-K.


(a)       The following exhibit is included herein:


                  EXHIBIT 27            Financial Data Schedule


(b) The Company did not file any reports on Form 8-K during the three months ended May 31, 1998.


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

July 14, 1998


                                       ------------------------------------
                                       Douglas W. Huemme
                                       Chairman, President and
                                       Chief Executive Officer



                                       PRINCIPAL FINANCIAL OFFICER


July 14, 1998


                                       ------------------------------------
                                       John C. Elbin
                                       Vice President,
                                       Chief Financial Officer
                                       and Secretary