Form 10-Q
period 1998-08-31
LILLY INDUSTRIES INC
filed 1998-10-14
CIK 59479

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended August 31, 1998

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

                                                 Yes   X    No



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               Number of shares outstanding at September 30, 1998:

                 Class A Common                     22,789,000
                 Class B Common                        419,000

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)



                                                                  Three Months Ended
                                                           August 31            August 31
                                                              1998                 1997

                                                          ----------------------------------

Net Sales                                                 $      159,345     $       150,904

Costs and expenses
              Cost of products sold                               97,593              93,832
              Selling, general and administrative                 37,371              33,638
              Research and development                             5,235               4,757
                                                          --------------     ----------------

                                                                 140,199             132,227
                                                          --------------     ----------------
                                                          --------------     ----------------

                           OPERATING INCOME                       19,146              18,677

Sundry income (expense)                                              (51)                 38
Interest expense, net                                             (4,140)             (4,752)
                                                          --------------     ----------------

                           INCOME BEFORE INCOME TAXES             14,955              13,963

Income Taxes                                                       6,281               6,284
                                                          --------------     ----------------

                           NET INCOME                     $        8,674     $         7,679
                                                          ==============     ================

Cash dividends per share                                  $         0.08     $          0.08

Net income per share (Note B)
              Basic                                       $         0.37     $          0.33
              Diluted                                     $         0.37     $          0.33





See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                            Nine Months Ended
                                                         August 31      August 31
                                                           1998            1997
                                                         --------------------------

Net sales                                                 $ 461,877      $ 447,302

Costs and expenses
         Cost of products sold                              284,900        278,989
         Selling, general and administrative                109,493        103,701
         Research and development                            15,530         14,008
                                                          ---------      ---------

                                                            409,923        396,698
                                                          ---------      ---------

                           OPERATING INCOME                  51,954         50,604

Sundry income (expense)                                        (179)           159
Interest expense, net                                       (12,932)       (14,781)
                                                          ---------      ---------

                           INCOME BEFORE INCOME TAXES        38,843         35,982

Income Taxes                                                 16,314         16,192
                                                          ---------      ---------

                           NET INCOME                     $  22,529      $  19,790
                                                          =========      =========

Cash dividends per share                                  $    0.24      $    0.24

Net income per share (Note B)
         Basic                                            $    0.97      $    0.86
         Diluted                                          $    0.96      $    0.85



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                    August 31     November 30
                                                       1998           1997
                                                    ---------      ---------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $  16,850      $  10,079
  Accounts receivable, less allowances
       for doubtful accounts (8/31/98, $2,387;
       11/30/97, $2,139)                               81,860         80,011
  Inventories (Note C)                                 50,114         45,704
  Other                                                 7,023         10,880
                                                    ---------      ---------

                           TOTAL CURRENT ASSETS       155,847        146,674

OTHER ASSETS                                           19,678         21,326

INTANGIBLE ASSETS                                     243,420        250,956

PROPERTY AND EQUIPMENT
  Land, buildings and equipment                       156,191        137,088
  Allowances for depreciation (deduction)             (59,167)       (54,249)
                                                    ---------      ---------

                                                       97,024         82,839
                                                    ---------      ---------

                                                    $ 515,969      $ 501,795
                                                    =========      =========



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                    August 31      November 30
                                                       1998            1997
                                                  ----------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                  $  61,262      $  60,510
   Other                                                29,070         34,038
                                                     ---------      ---------

                    TOTAL CURRENT LIABILITIES           90,332         94,548

LONG-TERM DEBT                                         219,578        224,171

OTHER LIABILITIES                                       47,627         40,637

SHAREHOLDERS' EQUITY Capital stock:
     Class A (limited voting)                           15,455         15,375
     Class B (voting)                                      300            300
   Additional capital                                   81,791         79,417
   Retained earnings                                   100,721         83,745
   Currency translation adjustments                     (4,726)        (2,254)
   Cost of capital stock in treasury (deduction)       (35,109)       (34,144)
                                                     ---------      ---------

                                                       158,432        142,439
                                                     ---------      ---------

                                                     $ 515,969      $ 501,795
                                                     =========      =========







See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                            Three Months Ended
                                                           August 31     August 31
                                                             1998          1997
                                                           --------      --------

OPERATING ACTIVITIES
Net income                                                 $ 22,529      $ 19,790
 Adjustments to reconcile net income to net
      cash provided by operating activities:
  Depreciation                                                7,292         6,583
  Amortization of intangibles                                 8,182         8,669
  Deferred income taxes                                           0         1,701
  Changes in operating  assets and  liabilities net of
      effects from acquired business:
         Accounts receivable                                   (243)        8,025
         Inventories                                         (1,892)        1,042
         Accounts payable and accrued expenses               (5,644)       (7,338)
         Sundry                                               5,262        (1,589)
                                                                         --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    35,486        36,883

INVESTING ACTIVITIES
  Purchases of property and equipment                       (11,584)       (9,618)
  Payment for acquired business                             (11,253)            0
  Sundry                                                      2,786         5,656
                                                           --------      --------

NET CASH USED BY INVESTING ACTIVITIES                       (20,051)       (3,962)

FINANCING ACTIVITIES
  Dividends paid                                             (5,553)       (5,491)
  Proceeds from borrowings                                   11,000             0
  Principal payments on borrowings                          (15,600)      (29,655)
  Sundry                                                      1,489         1,620
                                                           --------      --------

NET CASH USED BY FINANCING ACTIVITIES                        (8,664)      (33,526)
                                                           --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              6,771          (605)

Cash and cash equivalents at beginning of year               10,079         6,790
                                                           --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 16,850      $  6,185
                                                           ========      ========


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

LILLY INDUSTRIES, INC. AND SUBSIDIARIES

AUGUST 31, 1998

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

Basic and diluted net income per share are computed by dividing net income as reported by the average number of shares outstanding as follows (in thousands):


                                                                              Three Months Ended    Nine Months Ended
                                                                                  August 31             August 31
                                                                               1998       1997       1998       1997
                                                                              ------     ------     ------     ------
Basic
       Weighted-average common shares
          outstanding                                                         23,182     23,000     23,146     22,900
                                                                              ======     ======     ======     ======

Diluted
       Weighted-average common shares outstanding                             23,182     23,000     23,146     22,900
       Dilutive effect of stock options                                          295        400        272        500
                                                                              ------     ------     ------     ------


       Average common shares outstanding assuming dilution                    23,477     23,400     23,418     23,400
                                                                              ======     ======     ======     ======


NOTE C--INVENTORIES

The  principal   inventory   classifications   are  summarized  as  follows  (in
thousands):



                                      August 31        November 30
                                        1998              1997
                                       -------           -------

Finished products                      $28,035           $26,361
Raw materials                           28,735            27,019
                                       -------           -------

                                        56,770            53,380

Less adjustment of certain
     inventories to last in,
     first out (LIFO) basis              6,656             7,676
                                       -------           -------

                                       $50,114           $45,704
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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.



               The Company reports all-time record quarterly sales and record third quarter net income and net income per share. Sales for the quarter ended August 31, 1998 of $159.3 million rose 6% compared with 1997 third quarter sales of $150.9 million. Record 1998 third quarter net income was up 13% at $8.7 million, or 37 cents per share on a diluted basis, compared to $7.7 million, or 33 cents per share, for the third quarter of 1997.

               For the nine months ended August 31, 1998, sales increased to $461.9 million compared to $447.3 million a year ago. Net income for the 1998 nine-month period was $22.5 million, up 14% over last year's $19.8 million. Diluted net income per share increased 13% to 96 cents from 85 cents last year.

               Sales trends during the third quarter were positive with gains registered by each of our major businesses. Sales from our German acquisition earlier this year were offset by unfavorable foreign currency translation and divested business. Higher sales, lower interest expense, and a lower effective tax rate are the primary reasons for our improved performance.

               We have recently combined our liquid and powder industrial coatings units to bring improved focus to the marketplace. Additionally, our glass coatings unit has assumed responsibility for our composites business, which was formerly combined with our liquid industrial business. We are excited about these changes, and expect fiscal 1998 to be another successful, record year for the Company.

               The Board of Directors declared a regular quarterly dividend of eight cents per common share, payable January 4, 1999, to shareholders of record on December 10, 1998. This is the Company's 239th consecutive quarterly cash dividend.

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

                           PART II: OTHER INFORMATION







Item 6.  Exhibits and Reports on Form 8-K.


(a)  The following exhibit is included herein:




             EXHIBIT 27            Financial Data Schedule


(b) The Company did not file any reports on Form 8-K during the three months ended August 31, 1998.


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

October 14, 1998


                                            /s/ Douglas W. Huemme
                                            ----------------------------
                                            Douglas W. Huemme
                                            Chairman, President and
                                            Chief Executive Officer





                                            PRINCIPAL FINANCIAL OFFICER

October 14, 1998


                                            /s/ John C. Elbin
                                            ----------------------------
                                            John C. Elbin
                                            Vice President,
                                            Chief Financial Officer
                                            and Secretary