Form 10-Q/A
period 1998-08-31
LILLY INDUSTRIES INC
filed 1999-02-09
CIK 59479

FORM 10-Q/A

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

Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition of the Registrant's Form 10-Q for the period ended August 31, 1998, is amended by this filing to include Year 2000 Readiness discussion which was omitted from the original filing made on October 14, 1998.






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

               Year 2000 Readiness

               The Year 2000 issue ("Y2K" or "Y2K issue") is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or any hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal manufacturing or other business activities.

               The Company is actively engaged in a company-wide effort to achieve Y2K readiness for both information technology ("IT") and non-information technology ("Non-IT") systems, and to determine the Y2K readiness of significant suppliers. The Company is focusing its efforts on IT systems, Non-IT systems and suppliers that, without Y2K readiness, could have a material adverse effect on the Company's operations.

               The Company's approach to addressing Y2K preparedness consists of the following:

                              Inventory - identification of items to be assessed for Y2K readiness.

                              Assessment - prioritizing the inventoried items, assessing their Y2K readiness and defining corrective actions and developing contingency plans.

                              Deployment  -  implementing   corrective  actions,
                              verifying     implementation     and    finalizing
                              contingency plans.

               The Company's IT systems are comprised of business computer systems and technical infrastructure. In 1996, the Company determined that the IT systems supporting its business units could be inadequate to meet business requirements after 1999 and thus implemented a project to replace all critical IT systems. All critical IT systems have been inventoried and assessed, and replacement of non-conforming IT systems is expected to begin during the fourth quarter of 1998. Deployment of all critical IT systems is expected to be completed during the third quarter of 1999.

               The Company's Non-IT systems are comprised of manufacturing and warehousing systems and facility support systems. A preliminary inventory and assessment of these Non-IT systems has been completed and deployment of these Non-IT systems is expected to be completed during the third quarter of 1999.

               The Company is in the process of contacting significant raw material and service suppliers regarding their Y2K readiness. The Company's supplier readiness program focuses on those suppliers considered essential for the prevention of a material disruption to the Company's business operation. The Company will make efforts to address third-party Y2K compliance issues noted from the inquiries. However, there is no assurance that such third-parties will be Y2K compliant. Non-compliance by third-parties could have a material adverse impact on the Company's financial position and business operations. Deployment of the program is expected to be completed during the third quarter of 1999.

               The Company utilizes both internal and external resources in all phases of its Y2K readiness program. The Company estimates the total cost of resolving the Y2K issue to be approximately $5 million. Of this amount, the Company estimates $2 million will be spent subsequent to August 31, 1998. Approximately 70% of total Y2K cost is comprised of equipment and software replacement costs with the balance being comprised of assessment and remediation costs. The Company expects all costs to be funded with operating cash flow. Y2K costs are expensed as incurred except for new systems and equipment, which are capitalized and charged to expense over the estimated useful life of the related asset.

               While the Company believes that its efforts to address Y2K issues will be successfully completed in a timely manner, the Company recognizes that failing to resolve Y2K issues could, in a reasonably likely worst case scenario, increase costs and limit the Company's ability to conduct business operations. The financial impact of such scenario can not be reasonably estimated.


               Statements contained herein are not strictly historical and may be "forward-looking" statements, which involve risks and uncertainties. Risk factors include general economic and industry conditions, effects of leverage, environmental matters, technological developments, product pricing, raw material cost changes, and international operations, among others, which are set forth in the Company's annual report on Form 10-K for the year ended November 30, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LILLY INDUSTRIES, INC.  (Registrant)

February 9, 1999


                                         /s/ John C. Elbin
                                         ---------------------------------------
                                         John C. Elbin,
                                         Vice President, Chief Financial Officer
                                         and Secretary