Form 10-K
period 1998-11-30
LILLY INDUSTRIES INC
filed 1999-02-26
CIK 59479

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended November 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 16, 1999 was $336,355,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 16, 1999.

22,772,474 shares of Class A Common Stock, without par value; 437,037 shares of Class B Common Stock, without par value

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II: Items 5              Annual Report to Shareholders for Fiscal
through 8                     Year Ended November 30, 1998

Part III: Items 10            Proxy Statement for Annual Meeting of
through 13                    Shareholders to be held April 22, 1999

                                     PART I
Lilly Industries, Inc.

Item 1.  BUSINESS

Business Description

Lilly Industries, Inc. (referred to herein as "Lilly" or the "Company") was founded in 1865, and incorporated under the laws of the State of Indiana on December 5, 1888. The Company believes it is a leader in the industrial coatings industry, one of the five largest industrial coatings manufacturers in North America, and one of the 15 largest in the world based on net sales of $619.0 million in fiscal 1998. Lilly formulates, manufactures and markets coatings primarily to original equipment manufacturers, enhancing the appearance of and providing durability to products such as home and office furniture, cabinets, appliances, building products, transportation, agricultural and construction equipment, mirrors and a variety of metal and fiberglass reinforced surfaces. A significant amount of the Company's sales represent coatings developed in cooperation with its customers to meet their specific product requirements, resulting in a number of primary supplier relationships with those customers. Lilly also produces and sells household products, such as fabric protectors, furniture care products and cleaning aids.

No one class of similar products (other than protective and decorative coatings) accounted for 10% or more of consolidated revenues of the Company in any of the last three fiscal years (1). The Company has only one reportable industry segment, and employs approximately 2,300 people. The Company has plants and sales offices in the U.S., Australia, Canada, China, Germany, Ireland, Malaysia, Mexico, Singapore, Taiwan and the United Kingdom.

On April 8, 1996, the Company acquired all the outstanding shares of Guardsman Products, Inc. ("GPI") for $235 million in cash. Like the Company, GPI was in the business of formulating, manufacturing and marketing industrial coatings. GPI also marketed various household furniture care and automotive after-market products. With the acquisition of GPI, Lilly increased its fiscal 1996 net sales by approximately 55% over fiscal 1995 net sales. The GPI acquisition strengthened Lilly's market position by broadening customer base and product lines. The acquisition increased Lilly's presence in industrial wood and metal coatings, and provided it with important environmentally friendly water-borne technologies. Lilly also gained a household products business focused on fabric and stain protection products for household furniture. This business is characterized by relatively high margins and the potential for new product development, and adds a degree of diversification to the Company.

(1) References in this Form 10-K are references to the Company's fiscal years ended November 30, 1996, 1997 and 1998.

Industrial Coatings Industry

Coatings protect a wide range of manufactured goods from the effects of external elements over the life of the product. In addition, coatings make products more aesthetically pleasing to end-use customers. Lilly competes in three principal industrial coatings markets: (i) wood coatings, such as lacquer and protective color for furniture, building products and kitchen cabinets; (ii) metal coatings, such as liquid and powder coatings used to finish building products, furniture, appliances and transportation equipment; and (iii) composites and glass coatings, such as gelcoats and specialty chemicals for transportation equipment, recreational vehicles and mirrors.

Sales for the global paints and coatings market equal approximately $55 billion annually, with annual sales for the domestic market equaling approximately $17 billion. Annual sales for the industrial coatings segment in which Lilly participates are approximately $25 billion globally and $8.5 billion domestically. The balance of the market consists primarily of architectural coatings (primarily house paints), a market in which Lilly does not compete, and specialty coatings, including maintenance coatings and traffic paints.

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

Due to its maturity and historically fragmented participant base, the coatings industry is undergoing consolidation through mergers and acquisitions. Consolidation of the coatings industry is being driven by several factors, including (i) the need for growth in maturing markets; (ii) environmental costs which, together with a more demanding global customer base, will make it difficult for smaller manufacturers with limited financial resources to remain independent; and (iii) the increasing technical and financial resources of the larger companies. To date, the effects of industry consolidation include a greater concentration of market share with fewer companies, a reduction in the number of competitors, and the creation of new synergies within the larger coatings companies, such as raw material purchasing power and manufacturing economies of scale.

Competition

The industrial coatings industry is competitive, with more than 700 North American manufacturers operating in numerous market segments. Manufacturers include large international companies as well as small regional firms, and no one manufacturer dominates. Competitive advantages include developing coatings that meet specific customer requirements, pricing coatings competitively and rapidly delivering quality products. Technological developments that reduce negative environmental effects are also an important competitive factor.

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

End Use Markets

The Company focuses on four end use markets: metal coatings; wood coatings; composites and glass; and specialty. These four markets accounted for approximately 39%, 38%, 12% and 11% of the Company's fiscal 1998 net sales, respectively. The following provides a summary of these markets.

Metal Coatings. The Company's metal coatings provide specialized coatings for numerous applications such as appliances, building products and fixtures (such as residential siding, aluminum gutters, and metal roofing), agricultural and construction equipment, furniture, bicycles, digital satellite systems, automotive trim and wheels, entry and garage doors, computers, window trim, shelving, and playground equipment. These coatings include traditional liquid coatings as well as coil coatings and a full range of decorative and functional powder coatings. The coil coatings process is considered one of the most environmentally safe, energy-efficient methods of applying coatings to metal substrates. Lilly's technical innovation has produced conventional and water-borne coil coatings formulated with proprietary resins that provide high durability, flexibility, corrosion resistance and chemical resistance. Powder coatings are experiencing growth because of their environmental desirability, as powder coatings have no solvent content. Lilly powder coatings are environmentally compliant and provide outstanding durability and performance for both interior and exterior applications. Metal coatings are manufactured at fourteen facilities in the U.S. and facilities in Canada and Germany.

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

Composites and Glass Coatings. The Company's composites include gelcoats and fiberglass reinforced plastic composites for boats, recreational vehicles, cultured marble vanity tops, custom van and truck components and personal watercraft. Lilly's glass coatings are well recognized globally. The Company's glass coatings provide mirror manufacturers with everything needed to convert glass into mirrors of premier quality. Glass coatings include patented silver and copper plating solutions, as well as low-lead and lead-free coatings for mirror-back protection, all of which meet the environmental and quality performance standards of mirror manufacturers. Glass coatings are manufactured at two facilities located in Connecticut, and foreign facilities located in Canada and Germany.

Specialty. The Company also manufactures and distributes a wide variety of household products consisting of four distinct businesses: Interior Care, Consumer Products, Specialty Chemicals and WoodPro(R). The Interior Care business provides fabric protection and furniture care products to consumers through furniture stores, and is the world's largest supplier of retail-applied fabric protection, Fabri-Coate(R). The Consumer Products business markets several well-known brand name household specialty items, such as Guardsman(R) Furniture Polish, Goof Off(R) remover, One-Wipe(R) dust clothes and Chip Clip(R) snack closures. These products are sold through hardware, home center, paint, mass merchant and grocery retailers. The Specialty Chemicals business manufactures private-label automotive chemicals such as brake part cleaner, fuel injector cleaner, and engine oil supplements for national automotive customers. This division also serves as a private-label contractor in the chemical packaging market. The WoodPro(R) business is a franchise group that offers on-site repair and maintenance of wood and upholstered furnishings for the home or office. These businesses operate from two facilities located in Michigan and facilities located in Australia, Canada and the United Kingdom.

Distribution and Customers

Lilly's technical sales force of approximately 700 people market and sell its industrial coatings directly to over 6,000 industrial customers throughout the world. Most of the Company's customers are located throughout the United States and Canada, with the remaining customers concentrated in Asia and Europe. The Company is not dependent upon any single customer or few customers. The loss of any single customer would not have a material adverse impact on the Company. No single customer of the Company represented more than 5% of net sales. International sales, including U.S. exports, were $149.3 million in fiscal year 1998, which represented 24% of consolidated sales. Information concerning the Company's net sales, operating income and assets in foreign countries and the United States for the three years ended November 30, 1998 is set forth in Note 9 in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders. Note 9 is incorporated herein by reference.

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

Raw Materials

Raw materials are the largest single cost in the industrial coatings business, representing about half of the selling price of most coatings. The typical coating consists of pigments dispersed in a liquid known as the "vehicle," which is usually composed of one or more polymers, and a solvent. The solvent helps the coating spread over the substrate; the polymers form a film to hold the coating in place after the solvent has evaporated and provides the unique performance characteristics of the coating. Solvents are typically petrochemical-based products that evaporate quickly. However, the use of petrochemical-based solvents is declining as environmentally friendly technologies, such as water-borne liquid and powder coatings, gain market share. The pigment, usually an inorganic substance, provides the color. "Fillers" and "extender pigments" provide gloss and sheen control, while specialty chemicals known as additives, enhance the flow and application properties of the coating.

The Company manufactures its industrial coatings from a variety of polymers, pigments, solvents and other chemicals, the bulk of which are obtained from petrochemical feed stocks. In addition to petrochemicals, the Company uses both silver and copper. Under normal conditions, all of these raw materials are available on the open market, although prices and availability are subject to fluctuation from time to time. Lilly, like most other companies in the coatings industry, uses a variety of organic and inorganic materials in its products. No single raw material cost currently accounts for over 4% of net sales and most account for less than 1% of net sales.

The Company's largest single raw material cost is for titanium dioxide (TiO2), which is a white pigment, and accounts for approximately 30% of pigment usage in the coatings industry. The Company's annual expenditures for TiO2 total approximately 4% of the Company's annual net sales.

Research and Development

Lilly's Corporate Technology Center, as well as laboratories at its major facilities, emphasize the development of product finishes to meet specific requirements of customers and the maintenance of quality throughout the manufacturing process. They are also engaged in research directed toward development of new products and new manufacturing and application techniques. Research and development expenses were $20.6 million (3.3% of net sales), $18.7 million (3.1% of net sales), and $17.3 million (3.4% of net sales) for the fiscal years 1998, 1997 and 1996, respectively. Future research and development expenses as a percent of net sales are anticipated to remain at current levels with emphasis on new product development.

The Company holds several patents and trademarks, and considers patent and trademark protection to be important, but no individual patent is currently material to the Company's business as a whole. The Company has patents and licenses for glass coatings which are material to that specific business; and new patents are continually being developed to sustain the Company's competitive advantage.

Properties

Lilly maintains 32 principal facilities, of which 20 were located in the U.S. See Item 2 - Properties. The plants range in size from approximately 260,000 square feet to approximately 9,000 square feet. The facilities vary in age and are well maintained and adequate for their present uses. Utilization rates vary from site to site depending on capacity, customers served and range of production capabilities. The Company believes it can take advantage of special situations (e.g., special orders, new customers, new technology) that may arise during the course of an operating cycle by adding capacity through incremental shifts. Each facility operates technical support centers to assist customers in addressing both application and processing issues.

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

Employees and Collective Bargaining Units

As of November 30, 1998, Lilly employed approximately 2,300 people. The coatings industry is not heavily unionized and to the extent that there is unionization, it is highly fragmented. Unionized workers account for approximately 9% of the Company's total work force and operate through three separate unions at four Lilly facilities. The Company believes that its relations with its employees are good.

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

Under the Clean Air Act Amendments of 1990 ("CAAA"), the EPA is required to regulate volatile organic compound ("VOC") emissions from a variety of consumer and commercial products, including coatings. Accordingly, the EPA has issued various regulations that limit VOCs from industrial coatings. Although the Company cannot accurately assess the impact of these regulations prior to their promulgation or implementation in final form, based on currently available information, the Company believes that these regulations will not have a material adverse effect on the operating results or the financial position of the Company as a whole.

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

Mature Industry

The industrial coatings industry is a mature business in the U.S., growing in line with industrial production. Long-term annual growth in the U.S. industrial coatings industry is projected in the 1% to 2% range. To expand and remain competitive, the Company will be required to continue (i) to develop coatings that meet specific customer requirements, (ii) to price those coatings competitively, and (iii) to deliver quality products on time. In addition, the Company will also need to keep pace with technological developments to remain competitive, particularly technological developments that relate to environmental demands such as reductions of volatile organic compound emissions imposed by government regulations.

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

International Operations

During fiscal 1998, the Company's international sales, including U.S. exports accounted for approximately 24% of total sales, and this percentage may increase in the coming years. The Company's international operations subject it to the risks of doing business abroad, including currency fluctuations, various trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws, and, in certain parts of the world, economic, social, and political instability, any of which could have an adverse effect on the Company's financial position and results of operations.

Year 2000 Issues

There can be no assurance that the Company and its vendors, suppliers and customers will achieve Year 2000 readiness.

                        Executive Officers of the Company

The executive officers of the Company, the age of each, the positions and offices held by each during the last five years, and the period during which each has served in such positions and offices are as follows:

Name of
Executive Officer     Age        Positions and Offices Held
-----------------     ---        --------------------------

Douglas W. Huemme     57         Director since 1990; Chairman,
                                 President and Chief Executive
                                 Officer of the Company since
                                 prior to 1994.

Robert A. Taylor      44         Director since April, 1997;
                                 Executive Vice President and
                                 Chief Operating Officer since
                                 February, 1997; Vice President
                                 and General Manager, Wood
                                 Coatings from April 1994 to
                                 February, 1997; Vice President,
                                 Specialty and Container Coatings,
                                 AKZ0 Coatings, Inc. from prior to 1994 to April, 1994.


Larry H. Dalton       51         Vice President - Manufacturing
                                 and Engineering since July,
                                 1994; General Manager of the
                                 Company's Indianapolis Division
                                 from   prior to 1994 to
                                 July, 1994.

William C. Dorris     55         Director since 1989; Vice
                                 President - Corporate
                                 Development since July, 1994;
                                 General Manager of the
                                 Company's  High Point  Division,
                                 Templeton Division and Dallas Division from prior to 1994 to July, 1994

John C. Elbin         45         Vice   President, Chief Financial
                                 Officer and Secretary since
                                 April,  1997 when he joined the Company;
                                 Senior Vice President of Express
                                 Scripts in 1996; Senior Vice
                                 President   and  Chief
                                 Financial  Officer  of
                                 Pet Incorporated  from
                                 prior to 1994 to 1995.


A. Barry Melnkovic    41         Vice President - Human
                                 Resources since April, 1996;
                                 Director, Corporate Employee &
                                 Labor Relations and Director
                                 Corporate Compensation and
                                 Benefits, Cummins Engine
                                 Company, Inc., from 1993
                                 to 1996.

Kenneth L. Mills      50         Corporate  Accounting Director
                                 and Assistant Secretary since
                                 prior to 1994.










Each executive officer will serve as such until his successor is chosen and qualified. No family relationships exist among the Company's executive officers.

Item 2.  Properties.

The Company has 32 principal facilities. The locations and approximate square footage at those facilities are as follows:

Location                                   Square Feet

High Point, North Carolina (2 locations)     320,000
Indianapolis, Indiana                        260,000
Grand Rapids, Michigan                       165,000
Eschweiler, Germany                          121,000
Fremont, Michigan                            120,000
North Kansas City, Missouri                  138,000
London, Ontario, Canada                      103,000
Bowling Green, Kentucky                       94,000
Moline, Illinois                              76,000
Cornwall, Ontario, Canada                     97,000
Kaohsiung Hsien, Taiwan, R.O.C.               64,000
Montebello, California                        58,000
Charlotte, North Carolina                     57,000
Rocky Hill, Connecticut                       57,000
Gardena, California                           52,000
Paulsboro, New Jersey                         47,000
Dothan, Alabama                               42,000
Dallas, Texas                                 36,000
Little Rock, Arkansas                         35,000
Guadalupe, Mexico                             35,000
Seattle, Washington                           30,000
Elkhart, Indiana                              25,000
Dongguan, China                               25,000
Selangor, Malaysia                            20,000
Davie, Florida                                14,000
Woodbridge, Connecticut                       13,000
Ballinamore, Ireland                          12,000
Abingdon, England                             12,000
Wallenfels, West Germany                       9,000
North Sydney, Australia                        1,000
Singapore                                      1,000


All of these principal facilities noted above are owned directly or indirectly by the Company, except for leased facilities in Grand Rapids, Michigan; Gardena, California; Dongguan, China; Selangor, Malaysia; Abingdon, England; Singapore; and North Sydney Australia.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of fiscal 1998 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.           Market for Company's Common Equity and Related
                  Stockholder Matters.

The information required by this item is incorporated by reference herein from the information included under caption "Stock Trading and Dividend Information" in the Company's 1998 Annual Report to Shareholders and is included in Exhibit
13. There is no public trading market for the Company's Class B Common Stock.

Item 6.           Selected Financial Data.

The information required by this item is incorporated by reference herein from the information included under the caption "Selected Financial Data" in the Company's 1998 Annual Report to Shareholders and is included in Exhibit 13.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The information required by this item is incorporated by reference herein from the information included under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1998 Annual Report to Shareholders and is included in Exhibit 13.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Both interest rate risk and foreign currency risk are immaterial to the Company.


Item 8.           Financial Statements and Supplementary Data.

The consolidated financial statements of the Company are incorporated by reference from the Company's 1998 Annual Report to Shareholders and are included in Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No information is required to be disclosed under this item of this report pursuant to Instruction 1 to Item 304 of Regulation S-K.

                                    PART III

Item 10.                   Directors and Executive Officers of the Company.

The information required by this item with respect to directors of the Company is incorporated herein by reference from the section entitled "Proposal Number One, Election of Directors" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held April 22, 1999. See Part I, for a list of the Company's executive officers, and their ages, positions and offices.

Item 11.                   Executive Compensation.

The information required by this item is incorporated herein by reference from the section entitled "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held April 22, 1999.

Item 12.                   Security Ownership of Certain Beneficial Owners and
                           Management.

The information required by this item is incorporated herein by reference from the sections entitled "Share Ownership of Certain Beneficial Owners" and "Proposal Number One, Election of Directors" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held April 22, 1999.

Item 13.                   Certain Relationships and Related Transactions.

The information required by this item, if any, is incorporated herein by reference from the section entitled "Proposal Number One, Election of Directors" of the Company's definitive Proxy statement relating to its Annual Meeting of Shareholders to be held April 22, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

               (a)-1 The following items, included in the Company's 1998 Annual Report to Shareholders, are incorporated herein by reference and are included herein in Exhibit 13.

               Report of Independent Auditors

               Consolidated Balance Sheets -- November 30, 1998 and 1997

               Consolidated Statements of Income and Retained Earnings -- Years ended November 30, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows -- Years ended November 30, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements -- November 30, 1998

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

     *10.9     Lilly  Industries,   Inc.  Executive   Retirement  Plan
               (effective as of January 1, 1996). This exhibit is incorporated by reference to Exhibit 10(i) to Lilly Industries, Inc.'s Form 10-K Annual Report for the fiscal year ended November 30, 1996.

     *10.10 Lilly Industries, Inc. Retirement Plan (effective as of January 1, 1996) and Trust Agreement for Lilly Industries, Inc. Replacement Plan between Lilly Industries, Inc. and Bankers Trust Company of Des Moines, dated September 27, 1996. This exhibit is incorporated by reference to Exhibit 10(j) to Lilly Industries, Inc.'s Form 10-K Annual Report for the fiscal year ended November 30, 1996.

     *10.11 Change in Control Agreement, dated September 26, 1997, by and between Registrant and Hugh M. Cates. This exhibit is incorporated by reference to Exhibit 10(1) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

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

     *10.21 Change in Control Agreement, dated September 5, 1997, by and between Registrant and Robert A. Taylor. This exhibit is incorporated by reference to Exhibit 10(11) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

     *10.22 Change in Control Agreement, dated September 26, 1997, by and between Registrant and Keith C. Vander Hyde, Jr.. This exhibit is incorporated by reference to
               Exhibit 10(12) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

     *10.23 Change in Control Agreement, dated September 26, 1997, by and between Registrant and Jay M. Wiegner. This exhibit is incorporated by reference to Exhibit 10(13) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

* Management contracts and compensatory plans required to be filed pursuant to Item 14(c) of Form 10-K.

Exhibits Filed Herewith:

     4.4 First Amendment to Credit Agreement among Lilly Industries, Inc., the Lenders Signatory thereto and NBD Bank, N.A., as agent, dated as of April 4, 1998.

     13        Excerpts  from the Lilly  Industries,  Inc. 1998 Annual
               Report.

     21        List of Subsidiaries.

     23        Consent of Ernst & Young LLP.

     27        Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:             February 23, 1999
                                                   LILLY INDUSTRIES, INC.

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

          Signature                  Title                          Date

(1)  Principal Executive
Officer and Director

/s/ Douglas W. Huemme         Chairman, President           February 23, 1999
-----------------------       and Chief Executive
Douglas W. Huemme             Officer

(2)  Principal
Financial Officer

/s/ John C. Elbin             Vice President,               February 23, 1999
------------------------      Chief Financial Officer
John C. Elbin                 and Secretary

(3)  Principal
Accounting Officer

/s/ Kenneth L. Mills          Corporate Controller          February 23, 1999
-----------------------       and
Kenneth L. Mills              Assistant Secretary

(4)  A majority of the
Board of Directors

/s/ James M. Cornelius                Director             February 23, 1999
---------------------------
James M. Cornelius


/s/ William C. Dorris                 Director             February 23, 1999
---------------------------
William C. Dorris


/s/ Paul K. Gaston                    Director             February 23, 1999
---------------------------
Paul K. Gaston

/s/ Harry Morrison, Ph.D.             Director             February 23, 1999
---------------------------
Harry Morrison, Ph.D.

/s/ Norma J. Oman                     Director             February 23, 1999
---------------------------
Norma J. Oman

/s/ John D. Peterson                  Director             February 23, 1999
---------------------------
John D. Peterson

/s/ Thomas E. Reilly, Jr.             Director             February 23, 1999
---------------------------
Thomas E. Reilly, Jr.

/s/ Van P. Smith                      Director             February 23, 1999
---------------------------
Van P. Smith

/s/ Robert A. Taylor                  Director             February 23, 1999
---------------------------
Robert A. Taylor

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                     LILLY INDUSTRIES, INC. AND SUBSIDIARIES

COL. A                          COL. B                            COL. C                          COL. D             COL. E
                                ------                            ------                          ------             ------

                                                                 Additions
Description                     Balance at       (1)              (2)             (3)             Deductions-         Balance
                                Beginning      Charged to        Charged to     Acquired in        Describe          at End of
                                of Period      Costs and        Other Accounts   Business                             Period
                                               Expenditures      -Describe      Combination
                              -----------      ------------     --------------  -----------       -----------       -----------
Year ended November 30, 1998:
Reserves and allowances
          deducted from asset
          accounts:
Allowance for doubtful
          accounts receivable $2,139,000         $752,000         $--                 $--          $910,000 (A)     $1,981,000
                              ==========         ========         ===                 ===          ============     ==========



Year ended November 30, 1997:
Reserves and allowances
          deducted from asset
          accounts:
Allowance for doubtful
          accounts receivable $2,705,759         $538,000         $--                 $--          $1,104,759 (A)   $2,139,000
                              ==========         ========         ===                 ===          ==============   ==========

Year ended November 30, 1996:
Reserves and allowances
          deducted from asset
          accounts:
Allowance for doubtful
          accounts receivable $2,050,922         $510,826         $--            $729,307            $585,296 (A)   $2,705,759
                              ==========         ========         ===            ========            ============   ==========

Note A - Uncollectible accounts receivable charged off, net of recoveries.