Form 10-Q
period 1999-02-28
LILLY INDUSTRIES INC
filed 1999-04-14
CIK 59479

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended February 28, 1999

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

                                                 Yes   X    No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                 Number of shares outstanding at March 31, 1999:

            Class A Common                               22,771,000
            Class B Common                                  436,000

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                                       Three Months Ended
                                                                 February 28        February 28
                                                                    1999               1998

                                                               ---------------    ----------------
Net sales                                                      $       146,139    $       143,334

Costs and expenses
              Cost of products sold                                     90,083             89,903
              Selling, general and administrative                       37,093             34,286
              Research and development                                   5,159              5,366
                                                               ---------------    ----------------

                                                                       132,335            129,555
                                                               ---------------    ----------------

                           OPERATING INCOME                             13,804             13,779

Sundry expense                                                             239                139
Interest expense, net                                                    4,101              4,462
                                                               ---------------    ----------------

                           INCOME BEFORE INCOME TAXES                    9,464              9,178

Income taxes                                                             3,880              4,038
                                                               ---------------    ----------------

                           NET INCOME                          $         5,584    $         5,140
                                                               ===============    ================

Cash dividends per share                                       $           .08    $           .08

Net income per share
              Basic                                            $          0.24    $          0.22
              Diluted                                          $          0.24    $          0.22


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                                        February 28              November 30
                                                                            1999                    1998
                                                                     -------------------      ------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $           10,054       $          13,326
  Accounts receivable, less allowances
       for doubtful accounts (2/28/99, $2,143;
       11/30/98, $1,981)                                                         86,728                  82,039
  Inventories                                                                    54,021                  50,796
  Other                                                                           6,353                   5,871
                                                                     -------------------      ------------------

                           TOTAL CURRENT ASSETS                                 157,156                 152,032

OTHER ASSETS                                                                     25,589                  21,257

INTANGIBLE ASSETS                                                               240,199                 241,028

PROPERTY AND EQUIPMENT
  Land, buildings and equipment                                                 168,438                 162,357
  Accumulated depreciation                                                      (61,835)                (60,189)
                                                                     --------------------     ------------------
                                                                                106,603                 102,168

                                                                     $          529,547       $         516,485
                                                                     ===================      ==================


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                  February 28   November 30
                                                    1999           1998
                                                  ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                               $  64,812      $  66,156
   Other                                             27,940         35,805
                                                  ---------      ---------

                    TOTAL CURRENT LIABILITIES        92,752        101,961

LONG-TERM DEBT                                      225,500        203,700

OTHER LIABILITIES                                    41,438         45,249

SHAREHOLDERS' EQUITY Capital stock:
     Class A (limited voting)                        15,501         15,459
     Class B (voting)                                   300            300
   Additional capital                                82,999         81,890
   Retained earnings                                111,641        107,914
   Accumulated other comprehensive income            (3,881)        (4,096)
   Cost of capital stock in treasury                (36,703)       (35,892)
                                                  ---------      ---------

                                                    169,857        165,575
                                                  ---------      ---------

                                                  $ 529,547      $ 516,485
                                                  =========      =========


See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)


                                                          Three Months Ended
                                                       February 28   February 28
                                                          1999          1998
                                                        --------      --------

OPERATING ACTIVITIES
Net income                                              $  5,584      $  5,140
Adjustments to reconcile net income to net
      cash provided by operating activities:
  Depreciation                                             2,632         2,460
  Amortization of intangibles                              2,686         2,546
  Changes in operating  assets and  liabilities net
      of effects from acquired business:
         Accounts receivable                              (4,521)          755
         Inventories                                      (3,201)        1,065
         Accounts payable and accrued expenses            (9,284)      (11,504)
         Sundry                                           (8,354)        4,852
                                                        --------      --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         (14,458)        5,314

INVESTING ACTIVITIES
  Purchases of property and equipment                     (6,843)       (2,455)
  Payments for acquired businesses                        (2,721)      (11,253)
  Sundry                                                     468         2,164
                                                        --------      --------

NET CASH USED BY INVESTING ACTIVITIES                     (9,096)      (11,544)

FINANCING ACTIVITIES
  Dividends paid                                          (1,857)       (1,850)
  Proceeds from borrowings                                21,800        11,000
  Principal payments on borrowings                             0        (1,171)
  Sundry                                                     339           789
                                                        --------      --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 20,282         8,768

                                                        --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (3,272)        2,538

Cash and cash equivalents at beginning of year            13,326        10,079
                                                        --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 10,054      $ 12,617
                                                        ========      ========


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
FEBRUARY 28, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1998.


NOTE B--NET INCOME PER SHARE

Basic and diluted net income per share are computed by dividing net income as reported by the average number of shares outstanding as follows (in thousands):



                                                     Three Months Ended
                                                         February 28
                                                       1999       1998
                                                      ------     ------
         Basic
                Weighted-average common shares
                   outstanding                        23,180     23,116
                                                      ======     ======

         Diluted
                Weighted-average common shares
                   outstanding                        23,180     23,116
                Dilutive effect of stock options         150        258
                                                      ------     ------
                Average common shares outstanding
                   assuming dilution
                                                      23,330     23,374
                                                      ======     ======

NOTE C--INVENTORIES
================================================================================

The  principal   inventory   classifications   are  summarized  as  follows  (in
thousands):



                                     February 28      November 30
                                        1999             1998
                                      -------          -------

Finished products                     $31,226          $29,761
Raw materials                          28,671           27,411
                                      -------          -------

                                       59,897           57,172

Less adjustment of certain
     inventories to last in,
     first out (LIFO) basis             5,876            6,376
                                      -------          -------

                                      $54,021          $50,796
                                      =======          =======



The Company uses the LIFO method in inventory valuation for approximately 64% of inventories where an actual valuation can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The Company estimates the annual adjustment for LIFO and allocates it to quarters based on actual inflation experienced in a quarter as it relates to anticipated inflation for the year.


NOTE D---ACCOUNTING CHANGES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" during the first quarter of fiscal year 1999. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires the Company to report, in addition to net income, other components of comprehensive income, including foreign currency translation adjustments. During the first quarter of 1999 and 1998, total comprehensive income was $5,799,000 and $4,631,000, respectively. Adoption of this disclosure standard had no effect on the Company's operating results or financial position.

Effective December 1, 1998, the Company adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The statement requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs, and capitalized interest. Prior to adoption of SOP 98-1, the Company expensed these costs as incurred. The effect of the adoption of this statement on consolidated earnings during the current period is immaterial.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations - Three Months Ended February 28, 1999

Net sales for the first quarter of 1999 increased 2% over the same period in 1998. The increase was due to strong growth in powder coatings, wood coatings and composites. Sales of powder coatings increased by a double digit rate reflecting continued market share growth. Wood coatings sales increased due primarily to a strong North American housing market and continued penetration into the Asia/Pacific region. Composite sales increased from 1998 levels reflecting improved demand from transportation and housing markets. Sales of glass coatings were down from prior year levels due to increased competitive activity in North America and Europe. Liquid metal sales also declined with the largest component of the decrease relating to the softness in the agricultural and construction equipment markets.

Gross profit for the first quarter of 1999 increased 4.9% over the same period a year ago, representing 38.4% and 37.3% of sales, respectively. Gross profit growth reflects the impact of Lilly's continuing efforts to lower raw material costs through supply chain management.

Selling, general and administrative expenses during the first quarter of 1999 increased 8.2% over the same period in 1998, due to investments in selling, marketing and infrastructure enhancements directed toward global expansion.

Operating income for the first quarter of 1999 increased slightly over the same period a year ago, as SG&A increases offset sales and gross profit gains.

Interest expense during the first quarter of 1999 decreased 8.1% compared to the first quarter of 1998, due to lower average interest rates and lower debt levels.

Net income and net income per share for the first quarter of 1999 increased 8.6% and 9%, respectively, over the same period of 1998, due to increased pre-tax earnings and a lower effective tax rate. The effective tax rate decreased to 41% in 1999 from 44% during the first quarter of 1998, primarily due to the implementation of international tax planning strategies.

Liquidity and Capital Resources

Cash used by operating activities for the first quarter of 1999 increased $19.7 million over the first quarter of 1998, primarily due to increased working capital, decreased non-current liabilities and increased non-current assets.

Cash used by investing activities for the first quarter of 1999 declined $2.5 million compared to the same period a year ago, primarily due to decreased payments for acquired businesses offset by increased capital expenditures.

Cash provided by financing activities during the first quarter of 1999 increased $11.5 million over the same period a year ago as the Company utilized credit facilities to fund a portion of first quarter 1999 operating and investing cash flows.

The Company believes that funds available from internal and external sources will be sufficient to meet the liquidity needs of the Company.

The Board of Directors declared a regular quarterly dividend of eight cents per common share, payable July 1, 1999, to shareholders of record on June 10, 1999.

Year 2000

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

The Company's approach to addressing Y2K preparedness consists of the following:

     o    Inventory - identification of items to be assessed for Y2K readiness.

     o Assessment - prioritizing the inventoried items, assessing their Y2K readiness and defining corrective actions and developing contingency plans.

     o Deployment - implementing corrective actions, verifying implementation and finalizing contingency plans.

The Company's IT systems are comprised of business computer systems and technical infrastructure. In 1996, the Company determined that the IT systems supporting its business units could be inadequate to meet business requirements after 1999 and thus implemented a project to replace all critical IT systems. All critical IT systems have been inventoried and assessed, and replacement of non-conforming IT systems began during the fourth quarter of 1998. Deployment of all critical IT systems is expected to be completed during the third quarter of 1999.

The Company's Non-IT systems are comprised of manufacturing and warehousing systems and facility support systems. A preliminary inventory and assessment of these Non-IT systems has been completed and deployment of these Non-IT systems is expected to be completed during the third quarter of 1999.

The Company is in the process of contacting significant raw material and service suppliers regarding their Y2K readiness. The Company's supplier readiness program focuses on those suppliers considered essential for the prevention of a material disruption to the Company's business operation. The Company will make efforts to address third-party Y2K compliance issues noted from the inquiries. However, there can be no assurance that such third-parties will be Y2K compliant. Non-compliance by third parties could have a material adverse impact on the Company's financial position and business operations. The program is expected to be completed during the third quarter of 1999.

The Company utilizes both internal and external resources in all phases of its Y2K readiness program. The Company estimates the total cost of resolving the Y2K issue to be approximately $5 million. Of this amount, the Company estimates $1.5 million will be spent during the remainder of fiscal year 1999. Approximately 70% of total Y2K cost is comprised of equipment and software replacement costs with the balance being comprised of assessment and remediation costs. The Company expects all costs to be funded with operating cash flow. Y2K costs are expensed as incurred except for new systems and equipment, which are capitalized and charged to expense over the estimated useful life of the related asset.

While the Company believes that its efforts to address Y2K issues will be successfully completed in a timely manner, the Company recognizes that failing to resolve Y2K issues could, in a reasonably likely worst case scenario, increase costs and limit the Company's ability to conduct business operations. The financial impact of such scenario can not be reasonably estimated.

Forward-Looking Statements

Statements   in  this  report   that  are  not   strictly   historical   may  be
"forward-looking" statements, which involve risks and uncertainties. Risk factors include general economic and industry conditions, effects of leverage, environmental matters, technological developments, product pricing, raw material cost changes, and international operations, among others, which are set forth in the Company's annual report on Form 10-K for the year ended November 30, 1998.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Both interest rate risk and foreign currency risk are considered immaterial to the Company.

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.


(a)  The following exhibit is included herein:

          EXHIBIT 27      Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended February 28, 1999.


Note:  All other item numbers under this section are not applicable.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LILLY INDUSTRIES, INC.  (Registrant)

April 13, 1999


                                           /s/ Douglas W. Huemme
                                           -----------------------------------
                                           Douglas W. Huemme
                                           Chairman and Chief Executive Officer





                                           PRINCIPAL FINANCIAL OFFICER

April 13, 1999



                                           /s/ John C. Elbin
                                           -------------------------------
                                           John C. Elbin
                                           Vice President, Chief Financial
                                           Officer and Secretary