Form 10-Q
period 1999-05-31
LILLY INDUSTRIES INC
filed 1999-07-14
CIK 59479

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended May 31, 1999

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

                                    Yes X    No



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                 Number of shares outstanding at June 30, 1999:

            Class A Common                              22,786,000
            Class B Common                                  441,000

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                                             Three Months Ended
                                                            May 31       May 31
                                                             1999          1998
                                                           --------      --------

Net sales                                                  $171,375      $159,198

Costs and expenses

              Cost of products sold                         104,257        97,404
              Selling, general and administrative            41,278        37,836
              Research and development                        5,358         4,929
                                                           --------      --------

                                                            150,893       140,169
                                                           --------      --------

                           OPERATING INCOME                  20,482        19,029

Sundry expense                                                  254            61
Interest expense, net                                         3,911         4,258
                                                           --------      --------

                           INCOME BEFORE INCOME TAXES        16,317        14,710

Income taxes                                                  6,690         5,995
                                                           --------      --------

                           NET INCOME                      $  9,627      $  8,715
                                                           ========      ========

Cash dividends per share                                   $   0.08      $   0.08

Net income per share
              Basic                                        $   0.41      $   0.38
              Diluted                                      $   0.41      $   0.37



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                              Six Months Ended
                                                            May 31        May 31
                                                             1999          1998
                                                           --------      --------

Net sales                                                  $317,514      $302,532

Costs and expenses
              Cost of products sold                         194,340       187,307
              Selling, general and administrative            78,371        72,122
              Research and development                       10,517        10,295
                                                           --------      --------

                                                            283,228       269,724
                                                           --------      --------

                           OPERATING INCOME                  34,286        32,808

Sundry expense                                                  493           128
Interest expense, net                                         8,012         8,792
                                                           --------      --------

                           INCOME BEFORE INCOME TAXES        25,781        23,888

Income taxes                                                 10,570        10,033
                                                           --------      --------

                           NET INCOME                      $ 15,211      $ 13,855
                                                           ========      ========

Cash dividends per share                                   $   0.16      $   0.16

Net income per share
              Basic                                        $   0.65      $   0.60
              Diluted                                      $   0.65      $   0.59



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)



                                                      May 31        November 30
                                                       1999            1998
                                                     ---------       ---------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $   7,484       $  13,326
  Accounts receivable, less allowances
       for doubtful accounts (5/31/99, $1,960;
       11/30/98, $1,981)                                92,260          82,039
  Inventories                                           55,827          50,796
  Other                                                  7,293           5,871
                                                     ---------       ---------

                           TOTAL CURRENT ASSETS        162,864         152,032

OTHER ASSETS                                            26,019          21,257

INTANGIBLE ASSETS                                      237,785         241,028

PROPERTY AND EQUIPMENT
  Land, buildings and equipment                        177,250         162,357
  Accumulated depreciation                             (64,607)        (60,189)
                                                     ---------       ---------
                                                       112,643         102,168

                                                     $ 539,311       $ 516,485
                                                     =========       =========



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                    May 31        November 30
                                                     1999            1998
                                                   ---------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                $  68,894       $  66,156
   Other                                              31,931          35,805
                                                   ---------       ---------

                    TOTAL CURRENT LIABILITIES        100,825         101,961

LONG-TERM DEBT                                       219,800         203,700

OTHER LIABILITIES                                     40,435          45,249

SHAREHOLDERS' EQUITY
   Capital stock:
     Class A (limited voting)                         15,509          15,459
     Class B (voting)                                    300             300
   Additional capital                                 83,187          81,890
   Retained earnings                                 119,411         107,914
   Accumulated other comprehensive income             (3,336)         (4,096)
   Cost of capital stock in treasury                 (36,820)        (35,892)
                                                   ---------       ---------

                                                     178,251         165,575
                                                   ---------       ---------

                                                   $ 539,311       $ 516,485
                                                   =========       =========



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                            Six Months Ended
                                                          May 31         May 31
                                                           1999           1998
                                                         --------       --------
OPERATING ACTIVITIES
Net income                                               $ 15,211       $ 13,855
Adjustments to reconcile net income to net
      cash provided by operating activities:
  Depreciation                                              5,265          4,855
  Amortization                                              5,657          5,092
  Changes in operating  assets and  liabilities net
      of effects from acquired businesses:
         Accounts receivable                              (10,053)          (865)
         Inventories                                       (5,007)          (244)
         Accounts payable and accrued expenses             (1,211)        (4,555)
         Sundry                                           (10,898)         2,924
                                                         --------       --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           (1,036)        21,062

INVESTING ACTIVITIES
  Purchases of property and equipment                     (15,981)        (5,288)
  Payments for acquired businesses                         (2,721)       (11,253)
  Sundry                                                    1,091          4,468
                                                         --------       --------

NET CASH USED BY INVESTING ACTIVITIES                     (17,611)       (12,073)

FINANCING ACTIVITIES
  Dividends paid                                           (3,713)        (3,700)
  Proceeds from borrowings                                 16,100         11,000
  Principal payments on borrowings                              0        (14,200)
  Sundry                                                      418          1,088
                                                         --------       --------

NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES            12,805         (5,812)

                                                         --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (5,842)         3,177

Cash and cash equivalents at beginning of year             13,326         10,079
                                                         --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  7,484       $ 13,256
                                                         ========       ========



See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
MAY 31, 1999

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


NOTE B--NET INCOME PER SHARE

Basic and diluted net income per share are computed by dividing net income as reported by the average number of shares outstanding as follows (in thousands):


                                                Three Months Ended             Six Months Ended
                                                     May 31                             May 31
                                                1999            1998          1999              1998
                                             ------------------------      ------------------------------
Basic
    Weighted-average common shares
           outstanding                        23,200          23,138            23,190            23,127
                                              ======          ======            ======            ======
Diluted
    Weighted-average common shares
           outstanding                        23,200          23,138            23,190            23,127
    Dilutive effect of stock options             130             265               140               261
                                              ------          ------            ------            ------
    Average common shares outstanding
           assuming dilution                  23,330          23,403            23,330            23,388
                                              ======          ======            ======            ======

NOTE C--INVENTORIES

The  principal   inventory   classifications   are  summarized  as  follows  (in
thousands):

                                   May 31     November 30
                                    1999         1998
                                  -------      -------
Finished products                 $32,119      $29,761
Raw materials                      29,584       27,411
                                  -------      -------

                                   61,703       57,172

Less adjustment of certain
     inventories to last in,
     first out (LIFO) basis         5,876        6,376
                                  -------      -------

                                  $55,827      $50,796
                                  =======      =======




The Company uses the LIFO method of inventory valuation for approximately 64% of inventories where an actual valuation can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The Company estimates the annual adjustment for LIFO and allocates it to quarters based on actual inflation experienced in a quarter as it relates to anticipated inflation for the year.


NOTE D---ACCOUNTING CHANGES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" during the first quarter of fiscal year 1999. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires the Company to report, in addition to net income, other components of comprehensive income, including foreign currency translation adjustments. Total comprehensive income was $10,172,000 and $8,221,000 for the three months ended May 31,1999 and 1998, respectively. Total comprehensive income was $15,971,000 and $12,852,000 for the six months ended May 31, 1999 and 1998, respectively. Adoption of this disclosure standard had no effect on the Company's operating results or financial position.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

Sales, operating income, net income, and diluted earnings per share were at all-time record quarterly levels. For the second quarter ended May 31, 1999, sales increased 7.7% to $171.4 million, operating income was also up 7.6% at $20.5 million, and net income rose 10.5% to $9.6 million. Diluted earnings per share for the second quarter increased 10.8% to $.41 compared to $.37 last year.

Sales for the six month period ended May 31, 1999 were up 5.0% at $317.5 million compared to $302.5 million the same period last year. Net income for the first half of fiscal year 1999 increased by 9.8% to $15.2 million, or $.65 per diluted share.

The improved rate of sales growth in the second quarter and first half of the year was attributable to strong volume increases in wood coatings, metal coatings, and composites. Sales growth in these markets was a result of strong powder coating sales, increases in market share, strong domestic construction and transportation markets, and improved demand in the Asia/Pacific region. Sales of agriculture and construction equipment liquid metal coatings declined significantly from a year ago due to soft demand in these markets.

Gross profit margin for the second quarter of 1999 improved to 39.2% of sales compared with 38.8% last year. For the six months ended May 31, 1999 gross profit margin rose to 38.8%, compared to 38.1% in the prior year. The improvement results from supply chain management initiatives which have lowered raw material costs. Improved gross profit margin was offset by increased selling expenses associated with business building initiatives, international expansion, and growth of the fabric protection business.

Liquidity and Capital Resources

Cash used by operating activities for the six months ended May 31, 1999 increased $22.1 million over the first half of 1998, primarily due to increased working capital, decreased non-current liabilities and increased non-current assets.

Cash used by investing activities for the six months ended May 31, 1999 increased $5.5 million compared to the same period a year ago, primarily due to increased capital expenditures offset by decreased payments for acquired businesses.

Cash provided by financing activities during the six months ended May 31, 1999 increased $18.6 million over the same period a year ago as the Company utilized credit facilities to fund a portion of operating and investing cash flows for the first half of the year.

The Company believes that funds available from internal and external sources will be sufficient to meet the liquidity needs of the Company.

The Board of Directors declared a regular quarterly dividend of eight cents per common share, payable October 1, 1999, to shareholders of record on September 10, 1999.

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

The Company utilizes both internal and external resources in all phases of its Y2K readiness program. The Company estimates the total cost of resolving the Y2K issue to be approximately $5 million. Of this amount, the Company estimates $1.0 million will be spent during the remainder of fiscal year 1999. Approximately 70% of total Y2K cost is comprised of equipment and software replacement costs with the balance being comprised of assessment and remediation costs. The Company expects all costs to be funded with operating cash flow. Y2K costs are expensed as incurred except for new systems and equipment, which are capitalized and charged to expense over the estimated useful life of the related asset.

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

                           PART II: OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders of Lilly Industries, Inc. on April 22, 1999, the following directors were elected by the votes indicated:

                                     Stock                           Votes
    Director                         Class        Votes For         Withheld
    --------                         -----        ---------         --------

    Thomas E. Reilly, Jr.              A          18,258,748         151,869
    John D. Peterson                   A          18,258,644         151,973
    James M. Cornelius                 A          18,258,713         151,904
    Paul K. Gaston                     A          18,253,552         157,065
    William C. Dorris                  B             437,037               0
    John C. Elbin                      B             437,037               0
    Douglas W. Huemme                  B             437,037               0
    Harry Morrison, Ph.D.              B             437,037               0
    Norma J. Oman                      B             437,037               0
    Robert A. Taylor                   B             437,037               0



Shareholders of record on February 16, 1999 were entitled to notice of, and to vote at, the Annual Meeting of Shareholders. On that date 22,772,474 shares of the Company's Class A Stock and 437,037 shares of the Company's Class B Stock were outstanding.


Item 6.  Exhibits and Reports on Form 8-K.


(a)       The following exhibit is included herein:

                  EXHIBIT 27            Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended May 31, 1999.


Note:  All other item numbers under this section are not applicable.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LILLY INDUSTRIES, INC.  (Registrant)

July 12, 1999


                                       /s/ Douglas W. Huemme
                                       --------------------------------
                                       Douglas W. Huemme
                                       Chairman and
                                       Chief Executive Officer





                                       PRINCIPAL FINANCIAL OFFICER

July 12, 1999


                                       /s/ John C. Elbin
                                       --------------------------------
                                       John C. Elbin
                                       Vice President,
                                       Chief Financial Officer
                                       and Secretary