Form 10-Q
period 1999-08-31
LILLY INDUSTRIES INC
filed 1999-10-15
CIK 59479

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended August 31, 1999

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




                              200 WEST 103RD STREET
                           INDIANAPOLIS, INDIANA 46290
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (317) 814-8700




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


              Number of shares outstanding at September 30, 1999:

              Class A Common                              22,803,000
              Class B Common                                  430,000

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)



                                                              Three Months Ended
                                                           August 31        August 31
                                                              1999            1998
                                                           ---------       ---------
Net sales                                                  $ 169,452       $ 159,345

Costs and expenses
              Cost of products sold                          105,223          97,593
              Selling, general and administrative             40,179          37,371
              Research and development                         5,535           5,235
                                                           ---------       ---------

                                                             150,937         140,199
                                                           ---------       ---------

                           OPERATING INCOME                   18,515          19,146

Sundry income (expense)                                           75             (51)
Interest expense, net                                         (3,889)         (4,140)
                                                           ---------       ---------

                           INCOME BEFORE INCOME TAXES         14,701          14,955

Income taxes                                                   6,024           6,281
                                                           ---------       ---------

                           NET INCOME                      $   8,677       $   8,674
                                                           =========       =========

Cash dividends per share                                   $    0.08       $    0.08

Net income per share
              Basic                                        $    0.37       $    0.37
              Diluted                                      $    0.37       $    0.37



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                                                              Nine Months Ended
                                                                                    August 31               August 31
                                                                                      1999                     1998
                                                                                ------------------     ---------------------
Net sales                                                                       $        486,966       $           461,877

Costs and expenses
              Cost of products sold                                                      299,563                   284,900
              Selling, general and administrative                                        118,550                   109,493
              Research and development                                                    16,052                    15,530
                                                                                ------------------     ---------------------

                                                                                         434,165                   409,923
                                                                                ------------------     ---------------------

                           OPERATING INCOME                                               52,801                    51,954

Sundry expense                                                                              (418)                     (179)
Interest expense, net                                                                    (11,901)                  (12,932)
                                                                                ------------------     ---------------------

                           INCOME BEFORE INCOME TAXES                                     40,482                    38,843

Income taxes                                                                              16,594                    16,314
                                                                                ------------------     ---------------------

                           NET INCOME                                           $         23,888       $            22,529
                                                                                ==================     =====================

Cash dividends per share                                                        $           0.24       $              0.24

Net income per share
              Basic                                                             $           1.03       $              0.97
              Diluted                                                           $           1.02       $              0.96



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                                         August 31               November 30
                                                                            1999                     1998
                                                                     -------------------      -------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $           6,732        $           13,326
  Accounts receivable, less allowances
       for doubtful accounts (8/31/99, $1,900;
       11/30/98, $1,981)                                                        93,049                    82,039
  Inventories                                                                   56,862                    50,796
  Other                                                                          6,000                     5,871
                                                                     -------------------      -------------------

                           TOTAL CURRENT ASSETS                                162,643                   152,032

OTHER ASSETS                                                                    25,888                    21,257

INTANGIBLE ASSETS                                                              235,514                   241,028

PROPERTY AND EQUIPMENT
  Land, buildings and equipment                                                187,906                   162,357
  Accumulated depreciation                                                     (66,965)                  (60,189)
                                                                     -------------------      -------------------
                                                                               120,941                   102,168

                                                                     $         544,986        $          516,485
                                                                     ===================      ===================



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)



                                                                                   August 31             November 30
                                                                                      1999                   1998
                                                                                -----------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                             $        65,187        $      59,156
   Other                                                                                 45,174               42,805
                                                                                -----------------      --------------

                    TOTAL CURRENT LIABILITIES                                           110,361              101,961

LONG-TERM DEBT                                                                          211,100              203,700

OTHER LIABILITIES                                                                        38,487               45,249

SHAREHOLDERS' EQUITY Capital stock:
     Class A (limited voting)                                                            15,532               15,459
     Class B (voting)                                                                       300                  300
   Additional capital                                                                    83,693               81,890
   Retained earnings                                                                    126,230              107,914
   Accumulated other comprehensive income                                                (3,414)              (4,096)
   Cost of capital stock in treasury                                                    (37,303)             (35,892)
                                                                                -----------------      --------------

                                                                                        185,038              165,575
                                                                                -----------------      --------------

                                                                                $       544,986        $     516,485
                                                                                =================      ==============



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                                                             Nine Months Ended
                                                                                     August 31             August 31
                                                                                       1999                     1998
                                                                                --------------------     -------------------

    OPERATING ACTIVITIES
    Net income                                                                  $           23,888       $           22,529
    Adjustments to reconcile net income to net
          cash provided by operating activities:
      Depreciation                                                                           7,762                    7,292
      Amortization                                                                           8,675                    8,182
      Changes in operating  assets and  liabilities net of effects from acquired businesses:
             Accounts receivable                                                           (10,842)                    (243)
             Inventories                                                                    (6,042)                  (1,892)
             Accounts payable and accrued expenses                                           8,324                   (5,644)
             Sundry                                                                        (12,124)                   5,262
                                                                                --------------------     -------------------

    NET CASH PROVIDED BY OPERATING ACTIVITIES                                               19,641                   35,486

    INVESTING ACTIVITIES
      Purchases of property and equipment                                                  (26,875)                 (11,584)
      Payments for acquired businesses                                                      (2,721)                 (11,253)
      Sundry                                                                                 1,067                    2,786
                                                                                --------------------     -------------------

    NET CASH USED BY INVESTING ACTIVITIES                                                  (28,529)                 (20,051)

    FINANCING ACTIVITIES
      Dividends paid                                                                        (5,572)                  (5,553)
      Proceeds from borrowings                                                               7,400                   11,000
      Principal payments on borrowings                                                           -                  (15,600)
      Sundry                                                                                   466                    1,489
                                                                                --------------------     -------------------

    NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES                                          2,294                   (8,664)

                                                                                --------------------     -------------------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (6,594)                   6,771

    Cash and cash equivalents at beginning of year                                          13,326                   10,079
                                                                                --------------------     -------------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $            6,732       $          16,850
                                                                                ====================     ===================



See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
AUGUST 31, 1999

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


NOTE B--NET INCOME PER SHARE

Basic and diluted net income per share are computed by dividing net income as reported by the average number of shares outstanding as follows (in thousands):




                                                                    Three Months Ended               Nine Months Ended
                                                                       August 31                          August 31
                                                                 1999            1998              1999              1998
                                                              ----------------------------      ------------------------------
Basic
    Weighted-average common shares
           outstanding                                          23,220          23,182            23,200            23,146
                                                                ======          ======            ======            ======

Diluted
    Weighted-average common shares
       outstanding                                              23,220          23,182            23,200            23,146
    Dilutive effect of stock options                               110             295               130               272
                                                                ------          ------            ------            ------
    Average common shares outstanding
       assuming dilution                                        23,330          23,477            23,330            23,418
                                                                ======          ======            ======            ======




NOTE C--INVENTORIES
================================================================================

The  principal   inventory   classifications   are  summarized  as  follows  (in
thousands):


                                                  August 31                 November 30
                                                     1999                       1998
                                              -------------------       ---------------------
Finished products                                $         32,624          $          29,761
Raw materials                                              30,114                     27,411
                                              -------------------        --------------------

                                                           62,738                     57,172

Less adjustment of certain
     inventories to last in,
     first out (LIFO) basis                                 5,876                      6,376
                                              -------------------         -------------------

                                                 $         56,862          $          50,796
                                              ===================         ===================


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


NOTE D---ACCOUNTING CHANGES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" during the first quarter of fiscal year 1999. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires the Company to report, in addition to net income, other components of comprehensive income, including foreign currency translation adjustments. Total comprehensive income was $8,599,000 and $7,205,000 for the three months ended August 31,1999 and 1998, respectively. Total comprehensive income was $24,570,000 and $20,057,000 for the nine months ended August 31, 1999 and 1998, respectively. Adoption of this disclosure standard had no effect on the Company's operating results or financial position.

NOTE E---RECLASSIFICATION

Certain amounts in the November 30, 1998 balance sheet have been reclassified to conform with 1999 presentation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

Sales for the third quarter ended August 31, 1999 increased 6.3% to $169.5 million compared to $159.3 in the prior year. Sales for the nine month period ended August 31, 1999 were up 5.4% at $487.0 million compared to $461.9 million for the same period of 1998. Sales growth for both the third quarter and nine month period was driven by strong volume increases in wood coatings and powder coatings for metal substrates.

Sales of wood coatings increased due to continued expansion in Asia and domestic growth in the furniture, kitchen cabinets, and building product markets. Powder coatings continue to gain market share in most metal coatings markets. Sales growth in these markets was partially offset by reduced demand for liquid metal coatings in the agricultural and construction equipment markets.

Gross profit margin for the third quarter ended August 31, 1999 fell slightly to 37.9% of sales compared to 38.8% in the prior year. The decrease was primarily driven by the effect of changes in product sales mix and a slight increase in manufacturing labor and overhead. For the nine month period ended August 31, 1999, gross profit margin held approximately even with the same period of the prior year at 38.5% and 38.3%, respectively.

Selling, general and administrative expenses for the third quarter ended August 31, 1999 increased 7.5% to $40.2 million compared to $37.4 million in the prior year. Selling, general and administrative expenses for the nine month period ended August 31, 1999 increased 8.3% to $118.6 million compared to $109.5 million for the same period of 1998. Investment in selling, marketing and infrastructure enhancements contributed to the increase for both periods as the Company continues to focus on global expansion and capturing additional market share in certain markets.

Interest expense for the third quarter and nine month period ended August 31, 1999 decreased 6.1% and 8.0%, respectively, over the same periods of 1998 due to lower average interest rates and lower average debt outstanding. The Company's effective tax rate for the third quarter and nine month period ended August 31, 1999 was 41.0% compared to 42.0% for the same periods of 1998. The lower effective rate for 1999 is a result of the favorable impact of international tax planning strategies.

Net income and net income per diluted share for the third quarter were even with prior year results at $8.7 million and $.37 per diluted share, respectively. Net income and net income per diluted share for the nine month period ending August 31, 1999 increased 6.0% and 6.3%, respectively, over the same period of 1998 primarily due to higher operating income, reduced interest expense and a more favorable effective tax rate.

Liquidity and Capital Resources

Cash provided by operating activities during the nine months ended August 31, 1999 decreased to $19.6 million compared to $35.5 million for the same period of 1998 as higher net income was offset by the cash effect of changes in certain operating assets and liabilities.

Cash used by investing activities during the nine months ended August 31, 1999 increased to $28.5 million compared to $20.1 million for the same period of 1998. The increase was primarily due to increased capital expenditures offset by decreased payments for acquired businesses. Capital expenditures increased by $15.3 million to $26.9 million for the nine months ended August 31, 1999. The increase was driven by investments in international and domestic infrastructure.

Cash provided by financing activities during the nine months ended August 31, 1999 increased $11.0 million over the same period of 1998 as the Company utilized credit facilities to fund a portion of operating and investing cash flows.

The Company believes that funds available from internal and external sources will be sufficient to meet the liquidity needs of the Company.

The Board of Directors declared a regular quarterly dividend of eight cents per common share, payable January 3, 2000, to shareholders of record on December 10, 1999.

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

The Company has substantially completed a company-wide effort to achieve Y2K readiness for both information technology ("IT") and non-information technology ("Non-IT") systems, and to determine the Y2K readiness of significant suppliers. The Company is focusing its efforts on IT systems, Non-IT systems and suppliers that, without Y2K readiness, could have a material adverse effect on the Company's operations.

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

The Company's IT systems are comprised of business computer systems and technical infrastructure. In 1996, the Company determined that the IT systems supporting its business units could be inadequate to meet business requirements after 1999 and thus implemented a project to replace all critical IT systems. All critical IT systems have been inventoried and assessed, and replacement of non-conforming IT systems began during the fourth quarter of 1998. Deployment of all critical IT systems was completed during the third quarter of 1999. Initial testing has been completed but on-going evaluation and testing of critical IT systems will be performed throughout the remainder of the year.

The Company's Non-IT systems are comprised of manufacturing and warehousing systems and facility support systems. A preliminary inventory and assessment of these Non-IT systems was completed in early 1999 and deployment of these Non-IT systems was completed during the third quarter of 1999.

The Company has substantially completed the process of contacting significant raw material and service suppliers regarding their Y2K readiness. The Company's supplier readiness program focused on those suppliers considered essential for the prevention of a material disruption to the Company's business operation. The Company made efforts to address third-party Y2K compliance issues noted from the inquiries. However, there can be no assurance that such third-parties will be Y2K compliant. Non-compliance by third parties could have a material adverse impact on the Company's financial position and business operations.

The Company is developing contingency plans to minimize the impact to the Company of any potential non-compliance by third parties or other unanticipated Y2K business interruptions. These plans, for example, will address the availability of raw materials, alternative service providers, and other resources critical to the Company's operations. However, it is unlikely these plans will address all potential business interruptions. Accordingly, there can be no assurance the implementation of these plans will be successful.

The Company utilizes both internal and external resources in all phases of its Y2K readiness program. The Company estimates the total cost of resolving the Y2K issue to be approximately $5 million. Of this amount, the Company estimates that over $0.5 million was spent during the third quarter of 1999. Approximately 70% of total Y2K cost will be comprised of equipment and software replacement costs with the balance being comprised of assessment and remediation costs. The Company expects all costs related to the Y2K readiness program to be funded with operating cash flow. Y2K costs were expensed as incurred except for new systems and equipment, which were capitalized and will be charged to expense over the estimated useful life of the related asset.

While the Company believes that its efforts to address Y2K issues have been successfully completed, the Company recognizes that failure to resolve Y2K issues could, in a reasonably likely worst case scenario, increase costs and limit the Company's ability to conduct business operations. The financial impact of such scenario can not be reasonably estimated.

Forward-Looking Statements

Statements   in  this  report   that  are  not   strictly   historical   may  be
"forward-looking" statements, which involve risks and uncertainties. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Risk factors include general economic and industry conditions, effects of leverage, environmental matters, technological developments, product pricing, raw material cost changes, and international operations, among others, which are set forth in the Company's annual report on Form 10-K for the year ended November 30, 1998. Actual results of the Company could differ materially from those expressed or implied by any such forward-looking statements. The Company makes no commitment to update any forward-looking statement or disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

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

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.


(a)  The following exhibit is included herein:

           EXHIBIT 27            Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended August 31, 1999.


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

October 15, 1999


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

October 15, 1999


                                           /s/ John C. Elbin
                                           --------------------------------
                                           John C. Elbin
                                           Vice President,
                                           Chief Financial Officer
                                           and Secretary