Form 10-K
period 1999-11-30
LILLY INDUSTRIES INC
filed 2000-02-25
CIK 59479

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended November 30, 1999

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

                               200 W. 103rd Street
                           Indianapolis, Indiana 46290
               (Address of principal executive offices) (Zip Code)

              Registrant's telephone number, including area code:
                                  317-814-8700

           Securities registered pursuant to Section 12(b) of the Act:

                        Class A Stock, without par value
                           Common Share Purchase Right
                                (Title of class)


                             New York Stock Exchange
                   (name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act

                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 14, 2000 was $288,728,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 14, 2000.

22,733,318 shares of Class A Common Stock, without par value; 486,306 shares of Class B Common Stock, without par value

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II: Items 5                     Annual Report to Shareholders for Fiscal
through 8                            Year Ended November 30, 1999

Part III: Items 10                   Proxy Statement for Annual Meeting of
through 13                           Shareholders to be held March 31, 2000

                                     PART I

Lilly Industries, Inc.

Item 1.  BUSINESS

Business Description

Lilly Industries, Inc. (referred to herein as "Lilly" or the "Company") was founded in 1865, and incorporated under the laws of the State of Indiana on December 5, 1888. The Company believes it is a leader in the industrial coatings and specialty chemicals industry, one of the five largest industrial coatings and specialty chemicals manufacturers in North America, and one of the 15 largest in the world based on net sales of $656.2 million in fiscal 1999. Lilly formulates, manufactures and markets industrial coatings and specialty chemicals to original equipment manufacturers, enhancing the appearance of and providing durability to products such as home and office furniture, cabinets, appliances, building products, transportation, agricultural and construction equipment, mirrors and a variety of metal and fiberglass reinforced surfaces. A significant amount of the Company's sales represent industrial coatings and specialty chemicals developed in cooperation with its customers to meet their specific product requirements, resulting in a number of primary supplier relationships with those customers.

No one class of similar products (other than protective and decorative coatings) accounted for 10% or more of the consolidated revenues of the Company in any of the last three fiscal years (1). The Company has only one reportable operating segment, and employs approximately 2,400 people. The Company has plants or sales offices in the U.S., Australia, Canada, China, Germany, Ireland, Malaysia, Mexico, Singapore, Taiwan and the United Kingdom.

(1) References in this Form 10-K are references to the Company's fiscal years ended November 30, 1999, 1998 and 1997.

Industrial Coatings and Specialty Chemicals Industry

Industrial coatings and specialty chemicals protect a wide range of manufactured goods from the effects of external elements over the life of the product. In addition, industrial coatings and specialty chemicals make products more aesthetically pleasing to end use customers. Lilly competes in three end use markets: (i) wood coatings, such as lacquer and protective coatings for furniture, building products and kitchen cabinets; (ii) metal coatings, such as liquid and powder coatings used to finish building products, furniture, appliances and transportation equipment; and (iii) composites and glass coatings, such as gelcoats and specialty chemicals for transportation equipment, recreational vehicles and mirrors.

Sales for the global paints and coatings market equal approximately $57 billion annually, with annual sales for the domestic market equaling approximately $17 billion. Annual sales for the industrial coatings and specialty chemicals segment in which Lilly participates are approximately $27 billion globally and $9 billion domestically. The balance of the market consists primarily of architectural coatings (primarily house paints), a market in which Lilly does not compete, and specialty coatings, including maintenance coatings and traffic paints.

The industrial coatings and specialty chemicals industry is a mature and highly fragmented industry in the U.S., growing in-line with industrial production, and includes many small competitors. Long term annual unit growth in the U.S. industrial coatings and specialty chemicals business is projected between 1% and 2%, largely tied to fluctuations in general economic cycles. Annual unit growth rate is projected between 1% and 2% in Europe and between 4% and 6% in Asia. The North American industrial coatings and specialty chemicals industry is divided among over 700 participants.

Due to its maturity and historically fragmented participant base, this industry is undergoing consolidation through mergers and acquisitions. Consolidation of the industrial coatings and specialty chemicals industry is being driven by several factors, including (i) the need for growth in maturing markets; (ii) environmental costs which, together with a more demanding global customer base, will make it difficult for smaller manufacturers with limited financial resources to remain independent; and (iii) the increasing technical and financial resources of the larger companies. To date, the effects of industry consolidation include a greater concentration of market share with fewer companies, a reduction in the number of competitors, and the creation of new synergies within the larger industrial coatings and specialty chemicals companies, such as raw material purchasing power and manufacturing economies of scale.

Competition

The industrial coatings and specialty chemicals industry is competitive, with more than 700 North American manufacturers operating in numerous end-use markets. Manufacturers include large international companies as well as small regional firms, and no one manufacturer dominates. Competitive advantages include developing industrial coatings and specialty chemicals that meet specific customer requirements, pricing industrial coatings and specialty chemicals competitively and rapidly delivering quality products. Technological developments that reduce negative environmental effects are also an important competitive factor.

Lilly is one of the top five industrial coatings and specialty chemicals manufacturers in North America, one of the top 15 worldwide. While Lilly is among the top five North American producers of industrial coatings and specialty chemicals, some competitors are generally more diversified and have greater financial resources than the Company. Major competitors include Akzo Nobel; Ferro Corporation; BASF; The Sherwin-Williams Company; PPG Industries, Inc.; and The Valspar Corporation.

End Use Markets

The Company focuses on three end use markets, wood coatings; metal coatings; and composites and glass coatings. These three markets accounted for approximately 46%, 43%, and 11% of the Company's fiscal 1999 net sales, respectively. The following provides a summary of these markets.

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

Metal Coatings. The Company's metal coatings provide specialized coatings for numerous applications such as appliances, building products and fixtures (such as residential siding, aluminum gutters, and metal roofing), agricultural and construction equipment, furniture, bicycles, digital satellite systems, automotive trim and wheels, entry and garage doors, computers, window trim, shelving, and playground equipment. These coatings include traditional liquid coatings as well as coil coatings and a full range of decorative and functional powder coatings. The coil coatings process is considered one of the most environmentally safe, energy-efficient methods of applying coatings to metal substrates. Lilly's technical innovation has produced conventional and water-borne coil coatings formulated with proprietary resins that provide high durability, flexibility, corrosion resistance and chemical resistance. Powder coatings are experiencing growth because of their environmental desirability, as powder coatings have no solvent content. Lilly powder coatings are environmentally compliant and provide outstanding durability and performance for both interior and exterior applications. Metal coatings are manufactured at thirteen facilities in the U.S. and facilities in Canada and Germany.

Composites and Glass Coatings. The Company's composites include gelcoats and fiberglass reinforced plastic composites for boats, recreational vehicles, cultured marble vanity tops, custom van and truck components and personal watercraft. Lilly's glass coatings are well recognized globally. The Company's glass coatings provide mirror manufacturers with everything needed to convert glass into mirrors of premier quality. Glass coatings are manufactured at one U.S. facility located in Connecticut, and foreign facilities located in Canada and Germany.

Distribution and Customers

Lilly's technical sales force of approximately 700 people market and sell its industrial coatings and specialty chemicals directly to over 6,000 customers throughout the world. Most of the Company's customers are located throughout the United States and Canada, with the remaining customers concentrated in Europe and Asia-Pacific. The Company is not dependent upon any single customer or few customers. The loss of any single customer would not have a material adverse impact on the Company. No single customer of the Company represented more than 5% of net sales. International sales, including U.S. exports, were $176.6 million in fiscal year 1999, which represented 27% of consolidated sales. Information concerning the Company's net sales, operating income and assets in foreign countries and the United States for the three years ended November 30, 1999 is set forth in Note 9 in the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference.

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

Raw Materials

Raw materials are the largest single cost in the industrial coatings and specialty chemicals business, representing about half of the selling price of most products. The typical product consists of pigments dispersed in a liquid known as the "vehicle," which is usually composed of one or more polymers, and a solvent. The solvent helps the product coat the substrate; the polymers form a film to hold the product coating in place after the solvent has evaporated and provides the unique performance characteristics of the product coating. Solvents are typically petrochemical-based products that evaporate quickly. However, the use of petrochemical-based solvents is declining as environmentally friendly technologies, such as water-borne liquid and powder coatings, gain market share. The pigment, usually an inorganic substance, provides the color. "Fillers" and "extender pigments" provide gloss and sheen control, while specialty chemicals known as additives, enhance the flow and application properties of the product coating.

The Company manufactures its industrial coatings and specialty chemicals from a variety of polymers, pigments, solvents and other chemicals, the bulk of which are obtained from petrochemical feed stocks. In addition to petrochemicals, the Company uses both silver and copper. Under normal conditions, all of these raw materials are available on the open market, although prices and availability are subject to fluctuation from time to time. Lilly, like most other companies in the industrial coatings and specialty chemicals industry, uses a variety of organic and inorganic materials in its products. No single raw material cost currently accounts for over 5% of net sales and most account for less than 1% of net sales.

The Company's largest single raw material cost is for titanium dioxide (TiO2), which is a white pigment, and accounts for approximately 30% of pigment usage in the industrial coatings and specialty chemicals industry. The Company's annual expenditures for TiO2 total approximately 5% of the Company's annual net sales.

Research and Development

Lilly's Corporate Technology Center, as well as laboratories at its major facilities, emphasize the development of product finishes to meet specific requirements of customers and the maintenance of quality throughout the manufacturing process. They are also engaged in research directed toward development of new products and new manufacturing and application techniques. Research and development expenses were $21.2 million (3.2% of net sales), $20.6 million (3.3% of net sales), and $18.7 million (3.1% of net sales) for the fiscal years 1999, 1998 and 1997, respectively. Future research and development expenses as a percent of net sales are anticipated to remain at current levels with emphasis on new product development.

The Company holds several patents and trademarks, and considers patent and trademark protection to be important, but no individual patent is currently material to the Company's business as a whole. The Company has patents and licenses for glass coatings which are material to that specific business; and new patents are continually being developed to sustain the Company's competitive advantage.

Properties

Lilly maintains thirty principal facilities, of which eighteen were located in the U.S. See Item 2 - Properties. The plants range in size from approximately 260,000 square feet to approximately 9,000 square feet. The facilities vary in age and are well maintained and adequate for their present uses. Utilization rates vary from site to site depending on capacity, customers served and range of production capabilities. The Company believes it can take advantage of special situations (e.g., special orders, new customers, new technology) that may arise during the course of an operating cycle by adding capacity through incremental shifts. Each facility operates technical support centers to assist customers in addressing both application and processing issues.

Although the Company has traditionally located its domestic plants near its customer base, the Company has begun to rely on larger, more efficient, centralized plants in the U.S. With respect to its foreign operations, the Company continues to adhere to its strategy of following, and being in close proximity to its customers as they open plants around the world.

Employees and Collective Bargaining Units

As of November 30, 1999, Lilly employed approximately 2,400 people. The industrial coatings and specialty chemical industry is not heavily unionized and to the extent there is unionization, it is highly fragmented. Unionized workers account for approximately 10% of the Company's total work force and operate through five separate unions at six Lilly facilities. The Company believes its relations with its employees are good.

Environmental Regulation

The Company's operations are subject to numerous foreign, federal, state and local environmental laws and regulations relating to protection of the environment, employee health and safety, and the discharge, storage, treatment and disposal of hazardous materials. In the United States, these laws include the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), the Resource Conservation and Recovery Act, the Clean Water Act, and the Clean Air Act. Certain operations of the Company use pigments, resins and solvents that contain chemicals that are considered hazardous under various environmental laws. Accordingly, management closely monitors the Company's environmental performance at its facilities. Management believes the Company is in compliance in material respects with all environmental laws and regulations.

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

The Company continually assesses its environmental matters and establishes reserves to provide for these matters as they arise. The Company's experience to date leads it to believe it will have continuing expenditures for compliance with provisions regulating protection of the environment and remediation efforts at waste and manufacturing sites. However, management believes such expenditures will not have a material adverse effect on operating results or the financial position of the Company as a whole.

Under the Clean Air Act Amendments of 1990 ("CAAA"), the EPA is required to regulate volatile organic compound ("VOC") emissions from a variety of consumer and commercial products, including industrial coatings and specialty chemicals. Accordingly, the EPA has issued various regulations that limit VOCs from industrial coatings and specialty chemicals. Although the Company cannot accurately assess the impact of these regulations prior to their promulgation or implementation in final form, based on currently available information, the Company believes these regulations will not have a material adverse effect on the operating results or the financial position of the Company as a whole.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of Section 27A of the Securities Act. Discussions containing such forward looking statements may be found under the captions "Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A"), and "Business," as well as elsewhere within this Report. Forward looking statements include statements regarding the intent, belief or current expectations of the Company, primarily with respect to the future operating performance of the Company or related industry developments. When used in this Report, terms such as "anticipate," "believe," "estimate," "expect," "intend," "indicate," "may be," "objective," "plan," "predict," and "will be" are intended to identify such statements. Forward looking statements are not guarantees of future performance and involve risks and uncertainties. Forward looking statements are based upon management's expectations at the time they are made. Actual results could differ materially from those projected in the forward looking statements as a result of the risk factors set forth below and the matters set forth in this Report generally, many of which are beyond the control of the Company. The Company cautions the reader, however, the following list of factors may not be exhaustive.

Sensitivity to General Economic and Industry Conditions

The Company's business, and the industrial coatings and specialty chemicals industry as a whole, is cyclical in nature and affected by the general trends of the economy. In particular, consumer behavior and confidence, the level of personal discretionary spending, housing activity, interest rates, credit availability, and demographics influence the Company's end use markets, such as the housing, building products, construction and agricultural equipment, appliance, furniture and automotive industries. During economic downturns, these industries tend to experience declines, which in turn diminish demand for the Company's products.

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

Environmental Matters

The operations of the Company, like those of other companies in the industrial coatings and specialty chemicals industry, are subject to numerous foreign, federal, state and local environmental laws and regulations. While the Company believes it is currently in material compliance with environmental requirements, any failure to comply with such present and future requirements could subject the Company to future liabilities. The imposition of more stringent environmental requirements, or a determination the Company is potentially responsible for site remediation where contamination is not presently known could result in expenditures for which no accrual has been made.

Mature Industry

The industrial coatings and specialty chemicals industry is a mature business in the U.S., growing in line with industrial production. Long-term annual growth in the U.S. industrial coatings and specialty chemicals industry is projected in the 1% to 2% range. To expand and remain competitive, the Company will be required to continue (i) to develop industrial coatings and specialty chemicals that meet specific customer requirements, (ii) to price those industrial coatings and specialty chemicals competitively, and (iii) to deliver quality products on time. In addition, the Company will also need to keep pace with technological developments to remain competitive, particularly technological developments that relate to environmental demands such as reductions of volatile organic compound emissions imposed by government regulations.

Raw Materials

Approximately 50% of the Company's operating costs are typically attributable to the cost of raw materials. The cost of these raw materials, most of which are derived from petrochemical products, depends on numerous factors, including changes in the economy, the level of foreign and domestic production, and the crude oil supply and demand balance. A rise in the price of raw materials could materially increase the Company's operating costs and thereby adversely affect its profit margins.

International Operations

During fiscal 1999, the Company's international sales, including U.S. exports accounted for approximately 27% of total sales, and this percentage may increase in the coming years. The Company's international operations subject it to the risks of doing business abroad, including currency fluctuations, various trade barriers, restrictions on the transfer of funds, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws, and, in certain parts of the world, economic, social, and political instability, any of which could have an adverse effect on the Company's financial position and results of operations.

                        Executive Officers of the Company

The executive officers of the Company, the age of each, the positions and offices held by each during the last five years, and the period during which each has served in such positions and offices are as follows:

Name of
Executive Officer          Age           Positions and Offices Held
-----------------          ---           --------------------------
Douglas W. Huemme          58            Director since 1990; Chairman and
                                         Chief Executive Officer of the
                                         Company since prior to 1995;
                                         President from prior to 1995 to
                                         April, 1999.

Robert A. Taylor           45            Director since April, 1997;
                                         President since April, 1999;
                                         Chief Operating Officer since
                                         February, 1997; Executive Vice
                                         President from February, 1997 to
                                         April, 1999; Vice President
                                         and General Manager, Wood
                                         Coatings from prior to 1995 to
                                         February, 1997;

Larry H. Dalton            52            Vice President - Manufacturing
                                         and Engineering since prior to
                                         1995.

William C. Dorris          56            Director since 1989; Vice
                                         President - Corporate Development since
                                         prior to 1995.

John C. Elbin              46            Director since April, 1999,
                                         Vice President, Chief Financial
                                         Officer and Secretary since
                                         April, 1997 when he joined the Company;
                                         Senior Vice
                                         President and Chief Financial
                                         Officer of Pet Incorporated
                                         from prior to 1995 to 1995.

A. Barry Melnkovic         42            Vice President - Human
                                         Resources since April, 1996;
                                         Director, Corporate Employee &
                                         Labor Relations and Director
                                         Corporate Compensation and
                                         Benefits, Cummins Engine
                                         Company, Inc., from prior to
                                         1995 to 1996.

Kenneth L. Mills           51            Corporate Controller since 1999.
                                         Corporate Accounting Director
                                         from prior to 1995 to 1999.  Assistant
                                         Secretary since prior to 1995.

Each executive officer will serve as such until his successor is chosen and qualified. No family relationships exist among the Company's executive officers.

Item 2.  Properties.

The Company has thirty principal facilities. The locations and approximate square footage at those facilities are as follows:

Location                                             Square Feet

High Point, North Carolina (2 locations)                320,000
Indianapolis, Indiana                                   260,000
Grand Rapids, Michigan                                  165,000
North Kansas City, Missouri                             138,000
Eschweiler, Germany                                     121,000
Fremont, Michigan                                       120,000
London, Ontario, Canada                                 103,000
Cornwall, Ontario, Canada                                97,000
Bowling Green, Kentucky                                  94,000
Moline, Illinois                                         76,000
Kaohsiung Hsien, Taiwan, R.O.C.                          64,000
Montebello, California                                   58,000
Charlotte, North Carolina                                57,000
Rocky Hill, Connecticut                                  57,000
Gardena, California                                      52,000
Paulsboro, New Jersey                                    47,000
Dallas, Texas                                            36,000
Little Rock, Arkansas                                    35,000
Guadalupe, Mexico                                        35,000
Seattle, Washington                                      30,000
Elkhart, Indiana                                         25,000
Dongguan, China                                          25,000
Selangor, Malaysia                                       20,000
Davie, Florida                                           14,000
Ballinamore, Ireland                                     12,000
Abingdon, England                                        12,000
Wallenfels, West Germany                                  9,000
North Sydney, Australia                                   1,000
Singapore                                                 1,000

All of these principal facilities noted above are owned directly or indirectly by the Company, except for leased facilities in Grand Rapids, Michigan; Dongguan, China; Selangor, Malaysia; Abingdon, England; Singapore; and North Sydney, Australia.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of fiscal 1999 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.               Market for Company's Common Equity and Related
                      Stockholder Matters.


The information required by this item is incorporated by reference herein from the information included under caption "Stock Trading and Dividend Information" in the Company's 1999 Annual Report to Shareholders and is included in Exhibit
13. There is no public trading market for the Company's Class B Common Stock.

Item 6.               Selected Financial Data.


The information required by this item is incorporated by reference herein from the information included under the caption "Selected Financial Data" in the Company's 1999 Annual Report to Shareholders and is included in Exhibit 13.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.


The information required by this item is incorporated by reference herein from the information included under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1999 Annual Report to Shareholders and is included in Exhibit 13.

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk.


The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Both interest rate risk and foreign currency risk are immaterial to the Company.

Item 8.               Financial Statements and Supplementary Data.


The consolidated financial statements of the Company are incorporated by reference from the Company's 1999 Annual Report to Shareholders and are included in Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


No information is required to be disclosed under this item of this report pursuant to Instruction 1 to Item 304 of Regulation S-K.

                                    PART III

Item 10.              Directors and Executive Officers of the Company.


The information required by this item with respect to directors of the Company is incorporated herein by reference from the section entitled "Proposal Number One, Election of Directors" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held March 31, 2000. See Part I, for a list of the Company's executive officers, and their ages, positions and offices.

Item 11.              Executive Compensation.


The information required by this item is incorporated herein by reference from the section entitled "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held March 31, 2000.

Item 12.              Security Ownership of Certain Beneficial Owners and
                      Management.


The information required by this item is incorporated herein by reference from the sections entitled "Share Ownership of Certain Beneficial Owners" and "Proposal Number One, Election of Directors" of the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held March 31, 2000.

Item 13.              Certain Relationships and Related Transactions.


The information required by this item, if any, is incorporated herein by reference from the section entitled "Proposal Number One, Election of Directors" of the Company's definitive Proxy statement relating to its Annual Meeting of Shareholders to be held March 31, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)-1 The following items, included in the Company's 1999 Annual Report to Shareholders, are incorporated herein by reference and are included herein in Exhibit 13.

                  Report of Independent Auditors

                  Consolidated Balance Sheets -- November 30, 1999 and 1998

                  Consolidated Statements of Income -- Years ended November 30, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows -- Years ended November 30, 1999, 1998 and 1997

                  Consolidated Statements of Shareholders' Equity -- Years ended November 30, 1999, 1998 and 1997

                  Notes to  Consolidated  Financial  Statements  -- November 30,
                  1999

         (a)-2 The following financial statement schedule is filed as a part of this report.

                  Schedule II

                  Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

4.1 Indenture, dated November 10, 1997,between Lilly Industries, Inc and Harris Trust and Savings Bank. This exhibit is incorporated by reference to Exhibit 4.1 to Lilly Industries, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 5, 1997 (Commission No. 333-41587).

4.2 Credit Agreement, dated October 24, 1997, between Lilly Industries, Inc., the Lenders Signatory thereto, and NBD Bank, N.A. as Agent. This exhiit is incorporated by reference to
               Exhibit 4.2 to Lilly Industries, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 5, 1997 (Commission No. 333-41587). First Amendment to Credit Agreement among Lilly Industries, Inc., the lenders signatory thereto and NBD Bank, N.A. as agent, dated as of April 4, 1998 is incorporated by reference to Exhibit 4.4 to Lilly Industries, Inc.'s Form 10-K Annual Report for the fiscal year ended November 30, 1998.

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

10.2 Form of Exchange Agent Agreement, dated December 22, 1997, between Lilly Industries, Inc. and Harris Trust and Savings Bank. This exhibit is incorporated by reference to Exhibit 10.2 to Lilly Industries, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 5,1997 (Commission No. 333-41587).

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

*10.9 Lilly Industries, Inc. Executive Retirement Plan (effective as of January1, 1996). This exhibit is incorporated by reference to
               Exhibit 10(i) to Lilly Industries, Inc.'s Form 10-K Annual Report for the fiscal year ended November 30, 1996.

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

*10.23 Change in Control Agreement, dated September 26, 1997, by and between Registrant and Jay M Wiegner. This exhibit is incorporated by reference to Exhibit 10(13) to Lilly Industries, Inc.'s Form 10-Q Quarterly Report for the fiscal quarter ended August 31, 1997.

* Management contracts and compensatory plans required to be filed pursuant to Item 14(c) of Form 10-K.

Exhibits Filed Herewith:

4.4 Second Amendment to Credit Agreement among Lilly Industries, Inc., the Lenders Signatory thereto and NBD Bank, N.A., as agent, dated as of August 31, 1999.

4.5 Letter date November 29, 1999 appointing National CityBank as Rights Agent under the Rights Agreement dated January 12, 1996 referenced as
         Exhibit 4.3 to this Form 10-K

10.24 Douglas W. Huemme Executive Employment Agreement dated as of January 14, 2000.

10.25 Change in Control Agreement, dated February 3, 2000, by and between Registrant and Olin R. Rocker.

10.26 Change in Control Agreement, dated February 3, 2000, by and between Registrant and Alan DeBlandre.

10.27 Change in Control Agreement, dated February 3, 2000, by and between Registrant and Virgil E. Underwood.

13       Excerpts from the Lilly Industries, Inc. 1999 Annual Report.

21       List of Subsidiaries.

23       Consent of Ernst & Young LLP.

27       Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2000
                                                  LILLY INDUSTRIES, INC.

                                                  /s/ Douglas W. Huemme
                                                  ------------------------------
                                                  Douglas W. Huemme,
                                                  Chairman and Chief
                                                  Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             Signature                   Title                        Date

(1)  Principal Executive
Officer and Director

/s/ Douglas W. Huemme           Chairman and Chief           February 25, 2000
-----------------------         Executive Officer
Douglas W. Huemme

(2)  Principal Financial
     Officer and Director

/s/ John C. Elbin               Vice President,              February 25, 2000
------------------------        Chief Financial Officer
John C. Elbin                   and Secretary

(3)  Principal
Accounting Officer

/s/ Kenneth L. Mills            Corporate Controller         February 25, 2000
-----------------------         and Assistant
Kenneth L. Mills                Secretary

(4)  A majority of the
Board of Directors

/s/ James M. Cornelius          Director                 February 25, 2000
---------------------------
James M. Cornelius

/s/ William C. Dorris           Director                 February 25, 2000
---------------------------
William C. Dorris

/s/ Paul K. Gaston              Director                 February 25, 2000
---------------------------
Paul K. Gaston

/s/ Harry Morrison, Ph.D.       Director                 February 25, 2000
---------------------------
Harry Morrison, Ph.D.

/s/ Norma J. Oman               Director                 February 25, 2000
---------------------------
Norma J. Oman

/s/ John D. Peterson            Director                 February 25, 2000
---------------------------
John D. Peterson

/s/ Thomas E. Reilly, Jr.       Director                 February 25, 2000
---------------------------
Thomas E. Reilly, Jr.

/s/ Robert A. Taylor            Director                 February 25, 2000
---------------------------
Robert A. Taylor

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                     LILLY INDUSTRIES, INC. AND SUBSIDIARIES


COL. A                              COL. B                          COL. C                        COL. D             COL. E
------                              ------                          ------                        ------             ------

                                                                   Additions
Description                         Balance at                                                    Deductions-         Balance
                                    Beginning    Charged to        Charged to     Acquired in      Describe          at End of
                                    of Period    Costs and        Other Accounts   Business                           Period
                                                 Expenditures      -Describe      Combination
Year ended November 30, 1999:
Reserves and allowances
          deducted from asset
          accounts:
Allowance for doubtful
          accounts receivable     $1,981,000      $127,000         $--                 $--           $333,000 (A)     $1,775,000
                                  ==============================================================================================

Year ended November 30, 1998:
Reserves and allowances
          deducted from asset
          accounts:
Allowance for doubtful
          accounts receivable     $2,139,000      $752,000         $--                 $--           $910,000 (A)     $1,981,000
                                  ==============================================================================================

Year ended November 30, 1997:
Reserves and allowances
          deducted from asset
          accounts:
Allowance for doubtful
          accounts receivable     $2,705,759      $538,000         $--                 $--         $1,104,759 (A)     $2,139,000
                                  ==============================================================================================


Note A - Uncollectible accounts receivable charged off, net of recoveries.