Form 10-Q
period 2000-02-29
LILLY INDUSTRIES INC
filed 2000-04-14
CIK 59479

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 29, 2000

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

                                    Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Number of shares outstanding at March 31, 2000:

            Class A Common                             22,720,000
            Class B Common                                497,000

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                     Three Months Ended
                                                February 29,       February 28,
                                                   2000               1999
                                                 --------           --------

Net sales                                        $161,051           $146,139

Costs and expenses:
         Cost of products sold                    101,939             90,083
         Selling, general and administrative       41,697             37,093
         Research and development                   5,272              5,159
                                                 --------           --------

                                                  148,908            132,335
                                                 --------           --------

                  Operating income                 12,143             13,804

Other expenses:
         Sundry expense                               137                239
         Interest expense, net                      4,297              4,101
                                                 --------           --------

                  Income before income taxes        7,709              9,464

Income taxes                                        3,161              3,880
                                                 --------           --------

                  Net income                     $  4,548           $  5,584
                                                 ========           ========


Net income per share:
         Basic                                   $   0.20           $   0.24
         Diluted                                 $   0.20           $   0.24


Cash dividends per share                         $    .08           $    .08



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                  February 29,      November 30,
                                                     2000              1999
                                                  ---------         ---------

ASSETS

Current assets:
     Cash and cash equivalents                    $   4,733         $   5,714
     Accounts receivable, less allowances
         for doubtful accounts (2/29/00, $1,869;
         11/30/99, $1,775)                           92,395            91,369
     Inventories                                     61,611            58,500
     Other                                            7,877             6,274
                                                  ---------         ---------

                  Total current assets              166,616           161,857

Other assets                                         23,992            22,755

Intangible assets                                   232,685           233,878

Property and equipment:
     Land, buildings and equipment                  207,907           199,714
     Accumulated depreciation                       (70,442)          (67,778)
                                                  ---------         ---------

                                                    137,465           131,936
                                                  ---------         ---------

                                                  $ 560,758         $ 550,426
                                                  =========         =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                   February 29,     November 30,
                                                      2000              1999
                                                   ---------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                              $  69,129         $  60,317
     Other                                            37,972            52,820
                                                   ---------         ---------

                  Total current liabilities          107,101           113,137

Long-term debt                                       221,387           206,803

Other liabilities                                     37,193            38,315

Shareholders' equity:
     Capital stock:
           Class A (limited voting)                   15,554            15,539
           Class B (voting)                              300               300
     Additional capital                               84,237            83,833
     Retained earnings                               136,498           133,807
     Accumulated other comprehensive loss             (3,388)           (3,509)
     Cost of capital stock in treasury               (38,124)          (37,799)
                                                   ---------         ---------

                                                     195,077           192,171
                                                   ---------         ---------

                                                   $ 560,758         $ 550,426
                                                   =========         =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                                       Three Months Ended
                                                                  February 29,      February 28,
                                                                     2000             1999
                                                                   --------         --------

OPERATING ACTIVITIES
Net income                                                         $  4,548         $  5,584
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                     3,005            2,632
     Amortization                                                     3,017            2,686
     Changes in operating assets and liabilities
        net of effects from acquired business:
           Accounts receivable                                       (1,026)          (4,521)
           Inventories                                               (3,111)          (3,201)
           Accounts payable and accrued expenses                     (6,036)          (9,284)
           Sundry                                                    (4,148)          (8,354)
                                                                   --------         --------

                  Net cash used by operating activities              (3,751)         (14,458)

INVESTING ACTIVITIES
Purchases of property and equipment                                  (8,834)          (6,843)
Payments for acquired businesses                                     (1,250)          (2,721)
Sundry                                                                   33              468
                                                                   --------         --------

                  Net cash used by investing activities             (10,051)          (9,096)

FINANCING ACTIVITIES
Dividends paid                                                       (1,857)          (1,857)
Proceeds from borrowings                                             14,584           21,800
Sundry                                                                   94              339
                                                                   --------         --------

                  Net cash provided by financing activities          12,821           20,282
                                                                   --------         --------

Decrease in cash and cash equivalents                                  (981)          (3,272)

Cash and cash equivalents at beginning of period                      5,714           13,326
                                                                   --------         --------

Cash and cash equivalents at end of period                         $  4,733         $ 10,054
                                                                   ========         ========



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
FEBRUARY 29, 2000

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended February 29, 2000 are not necessarily indicative of the results for the full year.

The balance sheet at November 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1999.

NOTE B--INVENTORIES

The principal components of inventory are summarized as follows (in thousands):

                                               February 29,      November 30,
                                                  2000              1999
                                                 -------           -------

Finished products                                $35,294           $33,628
Raw materials                                     31,993            30,048
                                                 -------           -------
                                                  67,287            63,676
Less adjustment of certain inventories
     to LIFO basis                                 5,676             5,176
                                                 -------           -------
                                                 $61,611           $58,500
                                                 =======           =======

The Company uses the LIFO method of inventory valuation for approximately 61% of inventories. For these inventories, an actual valuation can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. The Company estimates the annual adjustment for LIFO and allocates it to quarters based on actual inflation experienced in a quarter as it relates to anticipated inflation for the year.

NOTE C--SEGMENT INFORMATION

The Company operates within three business segments which serve three end-use markets: wood coatings; metal coatings; and composites and glass coatings. Products sold to these markets have similar economic characteristics, production processes, distribution methods, and regulatory environments. Based on these similarities, the Company's products are aggregated into one reportable segment, Industrial Coatings and Specialty Chemicals.

Net sales of Industrial Coatings and Specialty Chemical products by end-use markets are as follows (in thousands):

                                              Three Months Ended
                                       February 29,         February 28,
                                          2000                  1999
                                        --------              --------

Wood Coatings                           $ 74,296              $ 65,113
Metal Coatings                            67,584                63,662
Composites and Glass Coatings             19,171                17,364
                                        --------              --------
                                        $161,051              $146,139
                                        ========              ========

NOTE D--COMPREHENSIVE INCOME

Total comprehensive income is comprised of net income and net foreign currency translation adjustments. Total comprehensive income for the three month period ended February 29, 2000 and February 28, 1999 was approximately $4,669,000 and $5,799,000, respectively.

NOTE E--NET INCOME PER SHARE

Basic and diluted net income per share are computed by dividing net income as reported by the average number of shares outstanding as follows (in thousands):

                                                        Three Months Ended
                                                    February 29,   February 28,
                                                       2000            1999
                                                      ------          ------

Basic

    Weighted-average common shares outstanding        23,205          23,180
                                                      ======          ======

Diluted

    Weighted-average common shares outstanding        23,205          23,180
    Dilutive effect of stock options                      35             150
                                                      ------          ------

Average common shares outstanding assuming dilution   23,240          23,330
                                                      ======          ======


NOTE F--NEW ACCOUNTING STANDARD

Effective December 1, 1999, the Company adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-5, "Reporting for the Costs of Start-Up Activities." The SOP requires start-up costs capitalized prior to December 1, 1999 to be written off and any future start-up costs to be expensed as incurred. The unamortized balance of start-up costs was written off as of December 1, 1999. The effect of this change in accounting principle on consolidated earnings was immaterial.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations - Three Months Ended February 29, 2000

The Company's net sales for the first quarter of 2000 increased by $14.9 million or 10.2% to $161.1 million from the first quarter of 1999. Sales volume continues to increase in most markets, with strong growth in sales of wood coatings and powder coatings.

Gross profit for the first quarter of 2000 decreased by 1.7 percentage points over the same period a year ago, representing 36.7% of net sales compared to 38.4% for last year's first quarter. This decline is directly related to the rapid cost escalation in petroleum-based raw materials, weather related manufacturing disruptions and transition start-up costs associated with increased capacity.

Selling, general and administrative expenses during the first quarter of 2000 increased 12.4% over the same period in 1999 due to higher selling expenses related to business building initiatives.

Operating income for the first quarter of 2000 decreased by 12.0% over the same period a year ago, as raw material and selling, general and administrative cost increases offset the increase in net sales.

Net interest expense during the first quarter of 2000 increased by 4.8% compared to the first quarter of 1999, due to slightly higher average interest rates and debt levels.

Net income and net income per share for the first quarter of 2000 decreased 18.6% and 16.7%, respectively, over the same period of 1999, due to higher raw material and selling, general and administrative costs. The effective tax rate remained at 41%.

Liquidity and Capital Resources

Cash used by operating activities for the first quarter of 2000 decreased $10.7 million over the first quarter of 1999, primarily due to changes in working capital and non-current liabilities.

Cash used by investing activities for the first quarter of 2000 increased by $1.0 million compared to the same period a year ago, which was primarily due to increased capital expenditures of $2.0 million, offset by a decrease in payments for acquired businesses of $1.5 million.

Cash provided by financing activities during the first quarter of 2000 decreased by $7.5 million over the same period a year ago primarily due to lower borrowings outstanding as compared to the same period in 1999.

The Company believes funds available from internal and external sources will be sufficient to meet the liquidity needs of the Company.

Environmental

The Company's operations, like those of most companies in the industrial coatings and specialty chemicals industry, are subject to regulations related to maintaining or improving the quality of the environment. Such regulations, along with the Company's own internal compliance efforts, have required, and will continue to require, ongoing expenditures. Spending for environmental compliance is not anticipated to be material to the Company's financial position. The
Company has been notified that it is a potentially responsible party for clean-up costs with respect to several government investigations at independently-operated waste disposal sites previously used by the Company. Management has accrued, as appropriate, for these environmental liabilities. Management believes the liabilities associated with these sites will not have a material adverse effect on its operating results or financial position.

Forward-Looking Statements

Statements   in  this  report   that  are  not   strictly   historical   may  be
"forward-looking" statements, which involve risks and uncertainties. Risk factors include general economic and industry conditions, effects of leverage, environmental matters, technological developments, product pricing, raw material cost changes, and international operations, among others, which are set forth in the Company's annual report on Form 10-K for the year ended November 30, 1999.

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

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following exhibit is included herein:

             EXHIBIT 27         Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended February 29, 2000.

Note:  All other item numbers under this section are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LILLY INDUSTRIES, INC. (Registrant)

April 14, 2000
                                            /s/ Douglas W. Huemme
                                            -----------------------------------
                                            Douglas W. Huemme
                                            Chairman and Chief Executive Officer

                                            PRINCIPAL FINANCIAL OFFICER

April 14, 2000

                                            /s/ John C. Elbin
                                            -----------------------------------
                                            John C. Elbin
                                            Vice President, Chief Financial
                                            Officer and Secretary