Form 10-Q
period 2000-05-31
LILLY INDUSTRIES INC
filed 2000-07-14
CIK 59479

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2000

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

                                    Yes   X       No
                                        -----       ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Number of shares outstanding at June 30, 2000

            Class A Common Stock                       22,717,752
            Class B Common Stock                          499,891

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                        Three Months Ended
                                                     May 31,          May 31,
                                                      2000             1999
                                                   ---------        ---------

Net sales                                          $ 176,373        $ 171,375

Costs and expenses:
         Cost of products sold                       108,675          104,257
         Selling, general and administrative          42,944           41,278
         Research and development                      5,260            5,358
                                                   ---------        ---------

                                                     156,879          150,893
                                                   ---------        ---------

                  Operating income                    19,494           20,482

Other expenses:
         Sundry (income) expense                         (23)             254
         Interest expense, net                         4,117            3,911
                                                   ---------        ---------

                  Income before income taxes          15,400           16,317

Income taxes                                           6,314            6,690
                                                   ---------        ---------

                  Net income                       $   9,086        $   9,627
                                                   =========        =========


Net income per share:
         Basic                                     $    0.39        $    0.41
         Diluted                                   $    0.39        $    0.41


Cash dividends per share                           $     .08        $     .08



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                          Six Months Ended
                                                      May 31,         May 31,
                                                       2000            1999
                                                     --------        --------

Net sales                                            $337,424        $317,514

Costs and expenses:
         Cost of products sold                        210,614         194,340
         Selling, general and administrative           84,641          78,371
         Research and development                      10,532          10,517
                                                     --------        --------

                                                      305,787         283,228
                                                     --------        --------

                  Operating income                     31,637          34,286

Other expenses:
         Sundry expense                                   114             493
         Interest expense, net                          8,414           8,012
                                                     --------        --------

                  Income before income taxes           23,109          25,781

Income taxes                                            9,475          10,570
                                                     --------        --------

                  Net income                         $ 13,634        $ 15,211
                                                     ========        ========


Net income per share:
         Basic                                       $   0.59        $   0.65
         Diluted                                     $   0.59        $   0.65


Cash dividends per share                             $    .16        $    .16



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                       May 31,      November 30,
                                                        2000           1999
                                                      ---------     ------------

ASSETS

Current assets:
     Cash and cash equivalents                      $   5,057        $   5,714
     Accounts receivable, less allowances
         for doubtful accounts(5/31/00, $1,545;
         11/30/99, $1,775)                             94,568           91,369
     Inventories                                       62,540           58,500
     Other                                              8,785            6,274
                                                    ---------        ---------

                  Total current assets                170,950          161,857

Other assets                                           24,630           22,755

Intangible assets                                     229,859          233,878

Property and equipment:
     Land, buildings and equipment                    212,632          199,714
     Accumulated depreciation                         (73,204)         (67,778)
                                                    ---------        ---------

                                                      139,428          131,936
                                                    ---------        ---------

                                                    $ 564,867        $ 550,426
                                                    =========        =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                    May 31,       November 30,
                                                     2000             1999
                                                  ---------        ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                             $  69,214        $  60,317
     Other                                           44,672           52,820
                                                  ---------        ---------

                  Total current liabilities         113,886          113,137

Long-term debt                                      212,503          206,803

Other liabilities                                    36,091           38,315

Shareholders' equity:
     Capital stock:
           Class A (limited voting)                  15,559           15,539
           Class B (voting)                             300              300
     Additional capital                              84,363           83,833
     Retained earnings                              143,727          133,807
     Accumulated other comprehensive loss            (3,355)          (3,509)
     Cost of capital stock in treasury              (38,207)         (37,799)
                                                  ---------        ---------

                                                    202,387          192,171
                                                  ---------        ---------

                                                  $ 564,867        $ 550,426
                                                  =========        =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                                      Six Months Ended
                                                                   May 31,         May 31,
                                                                    2000            1999
                                                                  --------        --------

OPERATING ACTIVITIES
Net income                                                        $ 13,634        $ 15,211
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                                    6,090           5,265
     Amortization                                                    5,638           5,657
     Changes in operating assets and liabilities
       net of effects from acquired business:
           Accounts receivable                                      (3,199)        (10,053)
           Inventories                                              (4,040)         (5,007)
           Accounts payable and accrued expenses                       749          (1,211)
           Sundry                                                   (7,088)        (10,898)
                                                                  --------        --------

                  Net cash provided (used)
                     by operating activities                        11,784          (1,036)

INVESTING ACTIVITIES

Purchases of property and equipment                                (14,656)        (15,981)
Payments for acquired businesses                                    (1,250)         (2,721)
Sundry                                                               1,337           1,091
                                                                  --------        --------

                  Net cash used by investing activities            (14,569)        (17,611)

FINANCING ACTIVITIES

Dividends paid                                                      (3,714)         (3,713)
Proceeds from borrowings                                             5,700          16,100
Sundry                                                                 142             418
                                                                  --------        --------

                  Net cash provided by financing activities          2,128          12,805
                                                                  --------        --------

Decrease in cash and cash equivalents                                 (657)         (5,842)

Cash and cash equivalents at beginning of period                     5,714          13,326
                                                                  --------        --------

Cash and cash equivalents at end of period                        $  5,057        $  7,484
                                                                  ========        ========



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
MAY 31, 2000

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended May 31, 2000 are not necessarily indicative of the results for the full year.

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

NOTE B--INVENTORIES

The principal components of inventory are summarized as follows (in thousands):

                                              May 31,    November 30,
                                               2000          1999
                                             -------       -------

Finished products                            $35,887       $33,628
Raw materials                                 32,529        30,048
                                             -------       -------
                                              68,416        63,676
Less adjustment of certain inventories
     to LIFO basis                             5,876         5,176
                                             -------       -------
                                             $62,540       $58,500
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

Net sales of Industrial Coatings and Specialty Chemical products by end-use markets are as follows (in thousands):

                                       Three Months Ended             Six Months Ended
                                     May 31,        May 31,        May 31,        May 31,
                                      2000           1999           2000           1999
                                    --------       --------       --------       --------
Wood Coatings                       $ 79,215       $ 76,408       $153,511       $141,521
Metal Coatings                        78,032         74,958        145,616        138,620
Composites and Glass Coatings         19,126         20,009         38,297         37,373
                                    --------       --------       --------       --------
                                    $176,373       $171,375       $337,424       $317,514
                                    ========       ========       ========       ========

NOTE D--COMPREHENSIVE INCOME

Total comprehensive income is comprised of net income and net foreign currency translation adjustments. Total comprehensive income for the three month period ended May 31, 2000 and 1999 was approximately $9,119,000 and $10,172,000, respectively. Total comprehensive income for the six month period ended May 31, 2000 and 1999 was approximately $13,788,000 and $15,971,000, respectively.

NOTE E--NET INCOME PER SHARE

Basic and diluted net income per share are computed by dividing net income as reported by the average number of shares outstanding as follows (in thousands):

                                                         Three Months Ended      Six Months Ended
                                                         May 31,     May 31,     May 31,     May 31,
                                                          2000        1999        2000        1999
                                                         ------      ------      ------      ------

Basic
    Weighted-average common shares outstanding           23,217      23,200      23,211      23,190
                                                         ======      ======      ======      ======

Diluted
    Weighted-average common shares outstanding           23,217      23,200      23,211      23,190
    Dilutive effect of stock options                         --         130          18         140
                                                         ------      ------      ------      ------
Average common shares outstanding assuming dilution      23,217      23,330      23,229      23,330
                                                         ======      ======      ======      ======



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

NOTE G--SUBSEQUENT EVENT

On June 26, 2000, the Company announced it had entered into a definitive merger agreement with The Valspar Corporation ("Valspar") whereby Valspar will acquire all outstanding shares of the Company's Class A and Class B common stock for $31.75 per share in cash, and the Company will become a wholly-owned subsidiary of Valspar.

The merger is subject to the approval of the Company's stockholders as well as regulatory and other customary closing conditions. The merger is not subject to a financing condition.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations - Three and six month periods ended May 31, 2000

The Company's net sales for the second quarter of 2000 increased by $5.0 million or 2.9% to $176.4 million compared to second quarter of 1999. Net sales for the six month period ended May 31, 2000 increased by $19.9 million or 6.3% to $337.4 million compared to the same period in 1999. Sales for the three and six month periods ended May 31, 2000 showed continued growth in most markets.

Gross profit for the second quarter of 2000 was 38.4% of net sales, representing a decrease of 0.8 percentage points over the same period a year ago. For the six month period ended May 31, 2000, gross profit was 37.6%, a decline of 1.2 percentage points compared to last year. The declines in gross profit percentages are directly related to the rapid cost escalation in petroleum-based raw materials, and transition start-up costs associated with increased capacity.

Selling, general and administrative expenses for the three and six month periods ended May 31, 2000 increased by 4.0% and 8.0% respectively, over the same periods in 1999. These increases are due to higher selling expenses related to growth in international markets, increased freight and marketing initiatives.

Operating  income  for the  three  and six  month  periods  ended  May 31,  2000 decreased by 4.8% and 7.7% respectively, over the same periods a year ago, as increased raw material costs and selling, general and administrative expenses offset increases in net sales.

Net interest expense for the three and six month periods ended May 31, 2000 increased by 5.3% and 5.0% respectively, over the same periods a year ago, due to slightly higher average interest rates and debt levels.

Net income for the three and six month periods ended May 31, 2000 decreased by 5.6% and 10.4% respectively, over the same periods in 1999, due to higher raw material costs and selling, general and administrative expenses. The effective tax rate remained at 41%.

Liquidity and Capital Resources

Cash provided by operating activities for the six month period ended May 31, 2000 increased by $12.8 million compared to the same period a year ago. The increase in cash provided by operating activities is primarily due to changes in working capital and non-current liabilities.

Cash used by investing activities for the six month period ended May 31, 2000 decreased by $3.0 million compared to the same period a year ago, which was primarily due to lower capital expenditures of $1.3 million, and a decrease in payments for acquired businesses of $1.5 million.

Cash provided by financing activities for the six month period ended May 31, 2000 decreased by $10.7 million over the same period a year ago primarily due to lower increases in borrowings as compared to the same period in 1999.

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

Forward-Looking Statements

Statements in this report that are not strictly historical constitute "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Risk factors include general economic and industry conditions, effects of leverage, environmental matters, technological developments, product pricing, raw material cost changes, and international operations, among others, which are set forth in the Company's annual report on Form 10-K for the year ended November 30, 1999. The Company disclaims any intentions or obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Both interest rate risk and foreign currency risk are considered immaterial to the Company.

                           PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on March 31, 2000. The following is a summary of matters voted on at the meeting:

(a)      The following directors were elected by the votes indicated:


                                       Stock                           Votes
         Director                      Class        Votes For        Withheld
         --------                      -----        ---------        --------

         James M. Cornelius              A          17,856,269       1,333,167
         Paul K. Gaston                  A          17,848,748       1,340,688
         John D. Peterson                A          17,854,817       1,334,619
         Thomas E. Reilly, Jr.           A          17,856,839       1,332,597
         William C. Dorris               B             486,306              --
         John C. Elbin                   B             486,306              --
         Douglas W. Huemme               B             486,306              --
         Harry Morrision, Ph.D.          B             486,306              --
         Norma J. Oman                   B             486,306              --
         Robert A. Taylor                B             486,306              --

         Shareholders of record on February 14, 2000 were entitled to notice of, and to vote at, the Annual Meeting of Shareholders. On that date 22,733,318 shares of the Company's Class A Stock and 486,306 shares of the Company's Class B Stock were outstanding.

(b) Shareholders also approved adoption of a proposal to amend the Company's 1992 Stock Option Plan to increase the shares reserved by one million. Approval of this proposal required the affirmative vote of a majority of the shares of the Class A Stock and Class B Stock voting as separate voting groups. The proposal was adopted with 13,673,679 shares, or 60%, of Class A Stock and 486,306 shares, or 100%, of Class B Stock voting for the proposal. Shares of Class A Stock voting against were 4,299,348. Shares of Class A stock either abstained or the subject of broker nonvotes were 1,216,407.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following exhibits are included herein:

          4.6 Third Amendment to Credit Agreement among Lilly Industries, Inc., the Lenders Signatory thereto and Bank One, Indiana, N.A., as agent, dated as of May 31, 2000

          10.28 Change of Control Agreement, dated May 11, 2000, by and between Registrant and Robert A. Taylor.

          10.29 Change of Control Agreement, dated May 11, 2000, by and between Registrant and John C. Elbin.

          10.30 Change of Control Agreement, dated May 11, 2000, by and between Registrant and William C. Dorris.

          10.31 Change of Control Agreement, dated May 11, 2000, by and between Registrant and Jay M. Wiegner.

          10.32 Change of Control Agreement, dated May 11, 2000, by and between Registrant and Keith C. Vander Hyde, Jr.

          10.33 Change of Control Agreement, dated May 11, 2000, by and between Registrant and Virgil E. Underwood.

          10.34 Change of Control Agreement, dated May 11, 2000, by and between Registrant and Hugh M. Cates.

          10.35 Change of Control Agreement, dated May 11, 2000, by and between Registrant and Kenneth L. Millls.

          10.36 Change of Control Agreement, dated May 11, 2000, by and between Registrant and John D. Million.

          10.37 Change of Control Agreement, dated May 11, 2000, by and between Registrant and A. Berry Melnkovic.

          10.38 Change of Control Agreement, dated May 11, 2000, by and between Registrant and Ned L. Fox.

          10.39 Change of Control Agreement, dated May 11, 2000, by and between Registrant and Alain DeBlandre.

          10.40 Change of Control Agreement, dated May 11, 2000, by and between Registrant and Larry H. Dalton.

          10.41 Change of Control Agreement, dated May 11, 2000, by and between Registrant and Olin R. Crocker.

          10.42 Change of Control Agreement, dated May 11, 2000, by and between Registrant and Gary D. Missildine.

          10.43 Change of Control Agreement, dated May 11, 2000, by and between Registrant and Douglas W. Huemme.

          10.44 Amendment to the Lilly Industries, Inc. Executive Retirement Plan, as of May 11, 2000.

          27      Financial Data Schedule

(b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three month period ended May 31, 2000. On June 26, 2000, the Company filed a Form 8-K to announce they had entered into a definitive merger agreement with The Valspar Corporation ("Valspar"), whereby Valspar will acquire all outstanding shares of the Company's common stock.

Note:  All other item numbers under this section are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LILLY INDUSTRIES, INC. (Registrant)

July 14, 2000

                                            /s/ Douglas W. Huemme
                                            -----------------------------------
                                            Douglas W. Huemme
                                            Chairman and Chief Executive Officer



                                           PRINCIPAL FINANCIAL OFFICER

July 14, 2000

                                            /s/ John C. Elbin
                                            -----------------------------------
                                            John C. Elbin
                                            Vice President, Chief Financial
                                            Officer and Secretary