Form 10-Q
period 2000-08-31
LILLY INDUSTRIES INC
filed 2000-10-13
CIK 59479

                                  FORM  10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended August 31, 2000

                         Commission file number 0-6953

                            LILLY INDUSTRIES, INC.

            (Exact name of registrant as specified in its charter)

                INDIANA                               35-0471010
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

                            200 WEST 103/rd/ STREET
                          INDIANAPOLIS, INDIANA 46290
              (Address of principal executive offices) (Zip Code)

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

                              Yes   X    No _____
                                   ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Number of shares outstanding at September 30, 2000:

                      Class A Common Stock     22,844,053
                      Class B Common Stock        435,037

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                           Three Months Ended
                                         August 31,   August 31,
                                            2000         1999
                                            ----         ----

Net sales                                  $171,209     $169,452

Costs and expenses:
        Cost of products sold               104,710      105,223
        Selling, general and
        administrative                       42,244       40,179
        Research and development              5,387        5,535
                                           --------     --------

                                            152,341      150,937
                                           --------     --------

           Operating income                  18,868       18,515

Other (income) and expenses:
        Sundry income                          (108)         (75)
        Interest expense, net                 4,238        3,889
                                           --------     --------
           Income before income taxes        14,738       14,701

Income taxes                                  5,664        6,024
                                           --------     --------

           Net income                      $  9,074     $  8,677
                                           ========     ========

Net income per share:
        Basic                              $   0.39     $   0.37
        Diluted                            $   0.38     $   0.37


Cash dividends per share                   $    .08     $    .08


See notes to condensed consolidated financial statements.

________________________________________________________________________________

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per share data)


                                              Nine Months Ended
                                            August 31,  August 31,
                                               2000        1999
                                               ----        ----

Net sales                                     $508,633    $486,966

Costs and expenses:
     Cost of products sold                     315,324     299,563
     Selling, general and administrative       126,885     118,550
     Research and development                   15,919      16,052
                                              --------    --------

                                               458,128     434,165
                                              --------    --------

          Operating income                      50,505      52,801

Other expenses:
     Sundry expense                                  6         418
     Interest expense, net                      12,652      11,901
                                              --------    --------

          Income before income taxes            37,847      40,482

Income taxes                                    15,139      16,594
                                              --------    --------

          Net income                          $ 22,708    $ 23,888
                                              ========    ========

Net income per share:
     Basic                                    $   0.98    $   1.03
     Diluted                                  $   0.97    $   1.02


Cash dividends per share                      $    .24    $    .24


See notes to condensed consolidated financial statements.

                                  Page 3 of 13
________________________________________________________________________________

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                 August 31,   November 30,
                                                    2000          1999
                                                    ----          ----
ASSETS

Current assets:
  Cash and cash equivalents                       $  3,769       $  5,714
  Accounts receivable, less allowances
     for doubtful accounts (8/31/00, $1,629;
     11/30/99, $1,775)                              93,023         91,369
  Inventories                                       63,225         58,500
  Other                                             11,235          6,274
                                                  --------       --------

          Total current assets                     171,252        161,857

Other assets                                        25,164         22,755

Intangible assets                                  227,356        233,878

Property and equipment:
  Land, buildings and equipment                    215,614        199,714
  Accumulated depreciation                         (76,284)       (67,778)
                                                  --------       --------

                                                   139,330        131,936
                                                  --------       --------

                                                  $563,102       $550,426
                                                  ========       ========

See notes to condensed consolidated financial statements.

                                  Page 4 of 13
________________________________________________________________________________

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                     August 31,   November 30,
                                                       2000          1999
                                                       ----          ----

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $ 61,733       $ 60,317
  Other                                                  45,582         52,820
                                                       --------       --------

          Total current liabilities                     107,315        113,137

Long-term debt                                          210,885        206,803

Other liabilities                                        35,243         38,315

Shareholders' equity:
  Capital stock:
      Class A (limited voting)                           15,574         15,539
      Class B (voting)                                      300            300
  Additional capital                                     84,750         83,833
  Retained earnings                                     150,944        133,807
  Accumulated other comprehensive loss                   (3,632)        (3,509)
  Cost of capital stock in treasury                     (38,277)       (37,799)
                                                       --------       --------

                                                        209,659        192,171
                                                       --------       --------

                                                       $563,102       $550,426
                                                       ========       ========

See notes to condensed consolidated financial statements.

________________________________________________________________________________

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

                                                                                          Nine Months Ended
                                                                                        August 31,   August 31,
                                                                                           2000         1999
                                                                                           ----         ----
OPERATING ACTIVITIES
Net income                                                                                $ 22,708     $ 23,888
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                               9,236        7,762
  Amortization                                                                               8,553        8,675
  Changes in operating assets and liabilities net of effects from acquired business:
      Accounts receivable                                                                   (1,654)     (10,842)
      Inventories                                                                           (4,725)      (6,042)
      Accounts payable and accrued expenses                                                 (5,822)       8,324
      Sundry                                                                               (11,505)     (12,124)
                                                                                          --------     --------

          Net cash provided by operating activities                                         16,791       19,641

INVESTING ACTIVITIES
Purchases of property and equipment                                                        (17,787)     (26,875)
Payments for acquired businesses                                                            (1,250)      (2,721)
Sundry                                                                                       1,316        1,067
                                                                                          --------     --------

          Net cash used by investing activities                                            (17,721)     (28,529)

FINANCING ACTIVITIES
Dividends paid                                                                              (5,571)      (5,572)
Proceeds from borrowings                                                                     4,082        7,400
Sundry                                                                                         474          466
                                                                                          --------     --------

          Net cash (used) provided by financing activities                                  (1,015)       2,294
                                                                                          --------     --------

Decrease in cash and cash equivalents                                                       (1,945)      (6,594)

Cash and cash equivalents at beginning of period                                             5,714       13,326
                                                                                          --------     --------

Cash and cash equivalents at end of period                                                $  3,769     $  6,732
                                                                                          ========     ========

See notes to condensed consolidated financial statements.

________________________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
LILLY INDUSTRIES, INC. AND SUBSIDIARIES
AUGUST 31, 2000

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended August 31, 2000 are not necessarily indicative of the results for the full year.

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

NOTE B--INVENTORIES

The principal inventory classifications are summarized as follows (in thousands):

                                            August 31,    November 30,
                                               2000           1999
                                               ----           ----
Finished products                            $36,298       $33,628
Raw materials                                 32,903        30,048
                                             -------       -------
                                              69,201        63,676
Less adjustment of certain inventories
  to LIFO basis                                5,976         5,176
                                             -------       -------
                                             $63,225       $58,500
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

Net sales of Industrial Coatings and Specialty Chemical products by end-use markets are as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                  August 31,  August 31,  August 31,  August 31,
                                     2000        1999        2000        1999
                                     ----        ----        ----        ----
Wood Coatings                      $ 79,767    $ 77,239    $233,278    $218,760
Metal Coatings                       75,080      74,469     220,696     213,089
Composites and Glass Coatings        16,362      17,744      54,659      55,117
                                   --------    --------    --------    --------
                                   $171,209    $169,452    $508,633    $486,966
                                   ========    ========    ========    ========

NOTE D--COMPREHENSIVE INCOME

Total comprehensive income is comprised of net income and net foreign currency translation adjustments. Total comprehensive income for the three month period ended August 31, 2000 and 1999 was approximately $8,797,000 and $8,599,000 respectively. Total comprehensive income for the nine month period ended August 31, 2000 and 1999 was approximately $22,585,000 and $24,570,000, respectively.



NOTE E--NET INCOME PER SHARE

Basic and diluted net income per share are computed by dividing net income as reported by the average number of shares outstanding as follows (in thousands):

                                                            Three Months Ended      Nine Months Ended
                                                           August 31,  August 31,  August 31,  August 31,
                                                              2000        1999        2000        1999
                                                              ----        ----        ----        ----
  Basic
     Weighted-average common shares outstanding              23,228      23,220      23,216      23,200
                                                             ======      ======      ======      ======

  Diluted
     Weighted-average common shares outstanding              23,228      23,220      23,216      23,200
     Dilutive effect of stock options                           679         110         239         130
                                                             ------      ------      ------      ------
  Average common shares outstanding assuming dilution        23,907      23,330      23,455      23,330
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

NOTE G--MERGER AGREEMENT AND SUBSEQUENT EVENT

On June 26, 2000, the Company announced it had entered into a definitive merger agreement with The Valspar Corporation ("Valspar") whereby Valspar will acquire all outstanding shares of the Company's Class A and Class B common stock for $31.75 per share in cash, and the Company will become a wholly-owned subsidiary of Valspar. On September 27, 2000, the Company's shareholders approved the merger agreement with The Valspar Corporation. Approval by the Lilly Stockholders is a condition to completion of the merger, which remains subject to satisfaction of other customary closing conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The companies expect to complete the proposed merger by year end. However, no assurances can be made that the companies will receive the necessary governmental clearances on acceptable terms to complete the merger by then.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations - Three and nine month periods ended August 31, 2000

The Company's net sales for the third quarter of 2000 increased by $1.8 million or 1.0% to $171.2 million compared to the third quarter of 1999. Sales momentum softened during the third quarter. Most major product lines were relatively even with the same quarter a year ago. Net sales for the nine month period ended August 31, 2000 increased by $21.7 million or 4.4% to $508.6 million compared to the same period in 1999.

Gross profit for the third quarter of 2000 was 38.8% of net sales, representing an increase of 0.9 percentage points over the same period a year ago. For the nine month period ended August 31, 2000, gross profit was 38.0%, a decline of
0.5 percentage points compared to last year. The decline in the nine month gross profit percentage is directly related to the rapid cost escalation in petroleum-based raw materials, and transition start-up costs associated with increased capacity.

Selling, general and administrative expenses as a percentage of net sales, for the three and nine month periods ended August 31, 2000, increased by 1.0 and 0.6 percentage points to 24.7% and 24.9% respectively, over the same periods in 1999. These increases are due to higher selling expenses related to growth in international markets, increased freight expenses and marketing initiatives.

Operating income as a percentage of net sales, for the third quarter of 2000 increased by 0.1 percentage points to 11.0% over the same period a year ago. Operating income as a percentage of net sales, for the nine month period ended August 31, 2000 decreased by 0.9 percentage points to 9.9% over the same period a year ago, as increased raw material costs and selling, general and administrative expenses offset increases in net sales.

Net interest expense for the three and nine month periods ended August 31, 2000 increased by 9.0% and 6.3% respectively, over the same periods a year ago, due to slightly higher average interest rates and debt levels.

Net income for the third quarter of 2000 increased by 4.6% to $9.1 million compared to the same period a year ago. Net income for the nine month period ended August 31, 2000 decreased by $1.2 million or 4.9% to $22.7 million over the same period in 1999, due to higher raw material costs and selling, general and administrative expenses.

During the third quarter of 2000, the Company's effective tax rate declined 1.0 percentage point to 40%, due to lower statutory rates in Canada and continued tax planning initiatives.

Liquidity and Capital Resources

Cash provided by operating activities for the nine month period ended August 31, 2000 decreased by $2.9 million compared to the same period a year ago. The decrease in cash provided by operating activities is primarily due to changes in working capital and non-current liabilities.

Cash used by investing activities for the nine month period ended August 31, 2000 decreased by $10.8 million compared to the same period a year ago, which was primarily due to lower capital expenditures.

Cash provided by financing activities for the nine month period ended August 31, 2000 decreased by $3.3 million over the same period a year ago due to lower proceeds from borrowings as compared to the same period in 1999.

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

                                 Page 9 of 13
________________________________________________________________________________

Forward-Looking Statements

Statements in this report that are not strictly historical constitute "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Risk factors include general economic and industry conditions, effects of leverage, environmental matters, technological developments, product pricing, raw material cost changes, and international operations, among others, which are set forth in the Company's annual report on Form 10-K for the year ended November 30, 1999. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Both interest rate risk and foreign currency risk are considered immaterial to the Company.

                                 Page 10 of 13
________________________________________________________________________________

                          PART II: OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Shareholders on September 27, 2000. The following is a summary of the matter voted on at the meeting:

     Shareholders approved the proposal to approve the Agreement and Plan of Merger, dated as of June 23, 2000, among Lilly Industries, Inc. (the "Corporation"), The Valspar Corporation, and Val Acquisition Corporation, a wholly owned subsidiary of Valspar ("Merger Sub"), pursuant to which the Merger Sub will be merged into the Corporation as set forth in the Proxy Statement of the Corporation dated August 21, 2000.

     Approval of the Merger required the affirmative vote of the holders of a majority of the outstanding shares of Lilly Industries, Inc. Class A and Class B Common Stock, having equal voting rights, share for share, voting together as one class. The proposal was adopted with 16,717,775 shares of Class A Stock and 481,306 shares of Class B Stock voting in favor of the proposal. This represents 74.0% of the combined outstanding shares of Class A Stock and Class B Stock.

     Shareholders of record on August 18, 2000 were entitled to notice of, and to vote at, the Special Meeting of Shareholders. On that date 22,756,053 shares of the Company's Class A Stock and 483,037 shares of the Company's Class B Stock were outstanding.


Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are included herein:

     EXHIBIT 2.1 Agreement and Plan of Merger, dated as of June 23,2000, among Lilly Industries, Inc., The Valspar Corporation and Val Acquisition Corporation is incorporated by reference to exhibition to Form 8-K of Lilly Industries, Inc. filed on June 26, 2000.


     EXHIBIT  27   Financial Data Schedule

(b) Reports on Form 8-K

     On June 26, 2000, the Company filed a Form 8-K to announce it had entered into a definitive merger agreement with The Valspar Corporation ("Valspar"), whereby Valspar will acquire all outstanding shares of the Company's common stock.

Note: All other item numbers under this section are not applicable.

                                 Page 11 of 13
________________________________________________________________________________

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     LILLY INDUSTRIES, INC. (Registrant)

October 13, 2000

                              /s/ Douglas W. Huemme
                              ---------------------

                              Douglas W. Huemme
                              Chairman and Chief Executive Officer

                          PRINCIPAL FINANCIAL OFFICER

October 13, 2000

                              /s/ John C. Elbin
                              -----------------

                              John C. Elbin
                              Vice President, Chief Financial
                              Officer and Secretary

                                 Page 12 of 13
________________________________________________________________________________